Form 10-K
period 2016-12-31
Anvia Holdings Corp
filed 2017-04-11
CIK 1681282

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2016


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 000-55673

                     ANVIA HOLDINGS CORPORATION
           (Exact name of registrant as specified in its charter)

                   DOVE STREET ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)

            Delaware                           81-3416105
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                       Level 9, 127 Creek Street
                      Brisbane QLD 400, Australia
        (Address of principal executive offices)  (zip code)

   Registrant's telephone number, including area code:   614-3922-2377

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.0001 par value per share
                    (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).
						[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
						[ X ] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  [  ]       Accelerated filer         [   ]
Non-accelerated filer    [  ]       Smaller reporting company [ X ]
  (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).
						[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                               April 11, 2017

Common Stock, par value $0.0001                 19,263,367

Preferred Stock, par value $0.0001                   1,000

Documents incorporated by reference:            Form 10-12G/A filed
					        August 9, 2016

                               PART I

Item 1.  Business

      Anvia Holdings Corporation (formerly Dove Street Acquisition Corporation) ("Anvia" or the "Company") was incorporated on July 22, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

	The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     As of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2016, the Company had sustained net loss of $7,562 and an accumulated deficit of $7,562.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

      There is no assurance that the Company will ever be profitable.

Subsequent Event

      On January 6, 2017, the Company changed its name to Anvia Holdings Corporation in expectation of the subsequent change in control.

      On January 10, 2017, subsequent to the date covered by this Report, the following events occurred which resulted in a change of control of the Company:

  1. The Company cancelled an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock valued at par.

  2. James M. Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as the Company's vice president and director.

  3. Ali Kasa was named sole director of the Company and was named President, Secretary and Chief Financial Officer of the Company.

     On January 11, 2017, the Company issued 5,000,000 shares of its common stock to its then sole officer and director, Ali Kasa. In March, 2017, the Company issued 5,000,000 shares to Waleed Badurik for services. Mr. Badurik has been appointed a director of the Company and serves as Chief Technology Officer.

     The Company designated 1,000 shares of its preferred stock as Series
A Preferred Stock. The holders of the Series A Preferred Stock voting as a class have a voting power equal to 51% of the total vote on all shareholder matters. In addition, the Company amended its bylaws to prohibit making any changes to the Series A designation without the affirmative vote of at least 66 2/3% of the outstanding shares of Series A. The Company issued 600 shares of its Series A Preferred Stock to Ali Kasa, a director and president and 400 shares of its Series A Preferred Stock to Waleed Badurik, a director and chief technology officer.

    Subsequent to the period covered by this Report, the Company issued an aggregate of an additional 8,763,367 shares of common stock to 32 investors pursuant to Regulation D of the Rules and Regulations of the Securities and Exchange Commission for an aggregate $29,900.

	The Company has prepared and intends to file a registration statement on Form S-1 pursuant to the Securities Act of 1933 on behalf of its investors to register 3,796,700 shares of common stock held by such investors for sale by them. The Company anticipates such registration statement will be filed simultaneously or immediately prior to or following the filing of this Report.

      The Company is an Australian company located in Sydney, Australia, which intends to develop a central source provider to develop competent tradesmen and make such tradesmen more accessible to the market. The Company envisions providing tradesmen placement services, entrpreneurial development, and home services on demand. The Company plans to provide training, certificate and placement and entrepreneur services. The Company will provide opportunities for visas and apprentice opportunities. The Company will support entrepreneurial development with franchise opportunities in roofing, plumbing, home renovation, electrical and carpentry In the home services area the Company owns Anvia Home Mobile App that provides consumers with easy, convenient and reliable method to select and hire qualified and trained service providers.

     Subsequent to the change in control, the Company has one employee and control two officers and two directors.

   On March 22, 2017, Anvia and All Crescent Sdn Bhd ("All Crescent") entered into a preliminary agreement (the "All Crescent Acquisition"). Under the terms of the proposed agreement, the Company will pay to All Crescent
USD $200,000 in exchange for a 51% equity stake in All Crescent. Prior to closing of the agreement, All Crescent has agreed that it will have acquired 100% of the issued and outstanding stock of Sage ("Sage") Interactive Sdn Bhd and 51% of the issued and outstanding stock of Celex Media Sdn Bhd ("Celex"). Sage and Celex are Malasian companies which own the "Learning Management System and Applications" technology and specialize in developing and providing learning management technologies, learning solutions and eContent. Upon consummation of the proposed
All Crescent Acquisition, All Crescent will become a majority-owned subsidiary of the Company. The Company is negotiating final terms of the agreement.

   The Company has an agreement with Tiber Creek Corporation which assists companies in becoming public companies and assists companies with introductions to the financial community. The former president of the Company is the sole officer and director of Tiber Creek Corporation.
The services provided by Tiber Creek included using the Company as a vehicle for becoming public.

     There is no agreement nor contractual relationship between the Company and Tiber Creek to perform or provide services to the other. However, as a non-operating blank check company, Dove Street was available for use by a client of Tiber Creek which wished to use a reporting company incident to the process of registering securities and becoming a reporting company.

Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company. The Company expects this arrangement to continue until the Company completes a change in control.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.

Item 4.  Mine Safety Disclosures.

      Not applicable.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

     The OTC Bulletin Board is a dealer-driven quotation service.
Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

     In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES       CONSIDERATION

July 22, 2016	    	James Cassidy (1)   10,000,000     Services
  January 10, 2017                            9,750,000    redeemed

July 22, 2016	    	James McKillop      10,000,000	   Services
  January 10, 2017                            9,750,000    redeemed

January 11, 2017        Ali Kasa 	    5,000,000     Services

March, 2017             Waleed Badurik       5,000,000    Services

March, 2017             32 investors          8,763,367    $29,900
                        Regulation D
                        private offering

(1) James M. Cassidy, former president and a director of the Company, is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, which company has agreed to assist the Company in registering its stock and introductions to the brokerage community.


Item 6.  Selected Financial Data.

	There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

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

     As of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2016, the Company had sustained net loss of $7,562.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

     Management will pay all expenses incurred by the Company until a change in control is effected. There is no expectation of repayment for such expenses.

2016 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2016 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A.   Controls and Procedures

    Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

There has been a change in control in the Company subsequent to the date of the internal evaluation. However, given that the Company now has only two directors and officers there does not appear to be any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal executive officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based on the criteria establish in Internal
Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

    KCCW Accountancy Corp., the independent registered public accounting firm of the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

      There were no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Subsequent to the period covered by this Report and the fourth fiscal quarter, the Company effected a change in control. New management consists of two directors and officers who are also shareholders. Such persons maintain complete financial reporting control as the primary officers. Such control by the primary officers is the same as was in effect prior to the change in control.

Item 9B.  Other information

      Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;

     The Directors and Officers of the Company on December 31, 2016 the date of this Report were as follows:

      Name                Age       Positions and Offices Held
     -----------------    ------    --------------------------
     James Cassidy         81       President, Secretary, Director
     James McKillop	   57       Vice President, Director

Subsequent Officers and Directors

     The Directors and Officers of the Company subsequent to the period covered by this Report are as follows:

      Name                Age	    Positions and Offices Held
     -----------------    ----	    ----------------------
     Ali Kasa	          39        President, Secretary, Director
                                    Chief Financial Officer
     Waleed Badurik       35        Chief Technology Officer,
                                    Director

Management of The Company

     The Company has one full time employee. Messrs. Kasa and Badurik are the two directors of the Company.

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

     Ali Kasa

     Ali Kasa serves as President, Secretary, Chief Financial Officer and director of the Company. Prior to assuming control over Anvia, Mr. Kasa was the CEO of Egnitus Holdings Pty Ltd providing business growth solutions to businesses with offices in Australia, Malaysia, Saudi Arabia, the UK and Albania. Mr. Kasa has experience in starting, managing and exiting businesses and has sold over 26 new ventures.
Mr. Kasa served as a consultant to several large international corporations in the areas of workforce planning, business modeling and strategic planning. In 2001, Mr. Kasa received an honorary LLB from International Islamic University Malaya and in 2004, Mr. Kasa received a Master in Comparative Laws from International Islamic University Malaya. In 2013, Mr. Kasa received his MBA degree from Asiac University.

     Waleed Badurik

     Waleed Badurik obtained bachelor degree in Computer Engineering from University of Science and Technology KSA and he pursued and obtained Masters of Science in Computer & Information Engineering from IIU, Malaysia. In addition to academic qualifications, Waleed obtained professional qualifications from Cisco, Microsoft and other institutions for Network, Security and Performance Management aspects. Prior to joining Anvia Holdings Corporation as a Director and its Chief Technology Officer, Mr. Badurik worked with several large conglomerates in the Middle East and Australia. He started as Network Specialist and moved up the career in positions such as Network & Security Manager, Director of Customer Support and Systems Director. Mr. Badurik has been managing ICT projects from small, large and multinational companies and involved throughout the Product Life Cycle. He has supervised the development of more than five different software and mobile applications across different platforms.

     There were and are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Recent Blank Check Companies

     James Cassidy, the former president and a director of the Company and James McKillop, former vice president and a director of the Company, are involved with other existing blank check companies, and in creating additional similar companies. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies and each were or will be classified as a blank check company until completion of a business combination.

Conflicts of Interest

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

     Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has no operations or business and does not receive any revenues. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code.
If the Company enters into a business combination management will propose adoption of a Code of Ethics.

     Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company has only two officers and two directors. The Company receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Management of the Company intends to review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.  Executive Compensation

     The Company's officers and directors do not receive any compensation for services rendered to the Company, nor have they received such compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2016, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock

James M. Cassidy                    10,000,000               50%
215 Apolena Avenue
Newport Beach, CA 92662
 (redeemed 9,750,000 January 2017)

James K. McKillop                    10,000,000               50%
9454 Wilshire Boulevard
Beverly Hills, California 90212
 (Redeemed 9,750,000 January 2017)

All Executive Officers and           20,000,000              100%
Directors as a Group (2 Persons)


Subsequent to the period covered by this Report:

The following table sets forth, as of April 11, 2017, each person currently known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company.

Name and Address              Amount of Beneficial     Percent of  (1)
of Beneficial Owner               Ownership          Outstanding Stock

Ali Kasa (2)			      5,000,000			25.96%

Waleed Badurik                        5,000,000                 25.96%

All Executive Officers and           10,000,000		        51.92%
Directors as a Group (2 Persons)

(1)  Based on 19,263,367 shares outstanding
(2) Mr. Kasa holds 600 Series A Preferred Shares and Mr. Badurik holds 400 Series A Preferred Shares. When voting as a class, the Series A Preferred Shares class has a 51% voting control over all matters on which shareholders are entitled to vote.

Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   The Company has issued a total of 19,263,367 shares of common stock pursuant to Section 4(2) of the Securities Act .

    As the organizers and developers of the Company, James M. Cassidy and James McKillop may be considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing this registration statement.

   The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is unlikely that the current director would be considered an independent director if it were to do so.


Item 14.  Principal Accounting Fees and Services.

	The Company has no activities, no income and no expenses except for independent audit and Delaware state fees. The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

        The aggregate fees incurred in 2016 for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

                         December 31, 2016
	                 -----------------
     Audit-Related Fees          $ 5,250

	The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

                        PART IV

Item 15.  Exhibits, Financial Statement Schedules

	There are no financial statement schedules nor exhibits filed herewith.

Exhibits:

 31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________________________________________________

                              FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm          1

Financial Statements                                            2-5

Notes to Financial Statements  				        6-8

______________________________________________________________________
KCCW Accountancy Corp.                        CERTIFIED PUBLIC ACCOUNTANTS


       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Anvia Holdings Corporation
(formerly Dove Street Acquisition Corporation)


We have audited the accompanying balance sheet of Anvia Holdings
Corporation (the "Company") as of December 31, 2016, and the related statements of operations, changes in stockholders' deficit and cash flows for the Period from July 22, 2016 (Inception) to December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of its operations and its cash flows from July 22, 2016 (Inception) to December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KCCW Accountancy Corp.
Alhambra, California
April 11, 2017
                                       1

 ______________________________________________________________________

                     ANVIA HOLDINGS CORPORATION
                              BALANCE SHEET

                      ASSETS
                                                  December 31, 2016
                                                  ------------------
  Current assets

    Cash                                         $             -
                                                  ---------------
        Total assets                             $             -
                                                  ===============

          LIABILITIES AND SHAREHOLDERS' DEFICIT

  Current liabilities

     Accrued liabilities                         $         5,250
                                                  ---------------
         Total liabilities                                 5,250
                                                  ---------------
  Stockholders' deficit
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    outstanding as of December 31, 2016                       -

    Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares issued
    and outstanding as of December 31, 2016                2,000

    Additional paid-in capital                               312

    Accumulatd deficit                                    (7,562)
                                                  ---------------

         Total stockholders' deficit                      (5,250)
                                                  ---------------
         Total liabilities and stockholders'
                 deficit                          $            -
                                                  ================

The accompanying notes are an integral part of these financial statements.

______________________________________________________________________

                           ANVIA HOLDINGS CORPORATION
                            STATEMENT OF OPERATIONS


                                                  For the period from
                                                   July 22, 2016
                                                    (Inception) to
                                                   Deember 31, 2016
                                                  -----------------

    Revenue                                      $            -

    Cost of revenue                                           -
                                                  -----------------
    Gross profit                                              -
    Operating expenses                           $         7,562
                                                  -----------------
    Operating loss                                        (7,562)

    Loss before income taxes                              (7,562)
                                                 ==================
    Income tax expense                                        -

Net loss                                         $        (7,562)
                                                 ==================

    Loss per share - basic and diluted           $        (0.00)
                                                 ==================

    Weighted average shares-basic and diluted          20,000,000
                                                 ------------------



The accompanying notes are an integral part of these financial statements.

______________________________________________________________________

                           ANVIA HOLDINGS CORPORATION
                      STATEMENT OF STOCKHOLDERS' DEFICIT

                        Common Stock     Additional   Accumu-   Total
                    -------------------  Paid-in      lated     Stockholders'
                    Shares      Amount   Capital      Deficit   Deficit
                    ----------  -------  ---------    -------   -------

Balance,
  July 22, 2016
       (Inception)         -    $    -     $    -     $    -    $     -

Issuance of
   common stock
   for service     20,000,000     2,000         -          -        2,000

Additional paid-in
   capital                 -          -         312        -          312

Net loss                   -          -          -      (7,562)    (7,562)

Balance,
   December 31,
    2016            20,000,000   $ 2,000      $  312    $(7,562)    $(5,250)
                    ==========   ========     =======   ========    ========




   The accompanying notes are an integral part of these financial statements.


                                   4

______________________________________________________________________

                           ANVIA HOLDINGS CORPORATION
                            STATEMENT OF CASH FLOWS

                                                            For the period from
                                                              July 22, 2016
                                                               (Inception) to
                                                              December 31, 2016
                                                               --------------
 OPERATING ACTIVITIES

   Net loss                                                    $    (7,562)

   Non-cash adjustments to reconcile net loss to net cash:
     Expenses paid for by stockholder and contributed
     as capital                                                        312
     Common Stock issued for services                                2,000

      Changes in Operating Assets and Liabilities:
          Accrued liability                                          (5,250)
                                                                -------------
            Net cash (used in) operating activities                      -
                                                                -------------
 FINANCING ACTIVITIES

   Proceeds from issuance of common stock                                -

   Proceeds from stockholders contribution                               -
                                                                -------------
       Net cash provided by financing activities                         -
                                                                -------------
   Net increase in cash                                                  -

   Cash, beginning of period                                             -
                                                                 -------------
   Cash, end of period                                           $       -
                                                                 =============
 SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for:
       Income Tax                                          	 $       -
                                                                 =============
       Interest                                                  $       -
                                                                 =============
  NON-CASH TRANSACTION:
       Common stock issued to founders for no consideration      $     2,000
                                                                 =============

The accompanying notes are an integral part of these financial statements.

                                   5

______________________________________________________________________

                     ANVIA HOLDINGS CORPORATION
                    Notes to Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Anvia Holdings Corporation (formerly Dove Street Acquisition Corporation) ("Anvia" or the "Company") was incorporated on July 22, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

In January, 2017, in anticipation of the subsequent change in control, the Company filed a Form 8-K announcing the change in its name to Anvia Holdings Corporation.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development
Stage Entities." Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company chose December 31 as its fiscal year end.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016.

______________________________________________________________________

                     ANVIA HOLDINGS CORPORATION
                    Notes to Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses of $7,562 during the period ended December 31, 2016. The Company had a working capital deficit of $5,250 and an accumulated deficit of $7,562 as of December 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

______________________________________________________________________

                      ANVIA HOLDINGS CORPORATION
                    Notes to Financial Statements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18, which will only impact the Company if it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic
230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its condensed financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This standard is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.
The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is currently evaluating the impact of this accounting standard.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4     ACCRUED LIABILITIES

As of December 31, 2016, the Company had accrued professional fees of $5,250.

NOTE 5   STOCKHOLDERS' DEFICIT

On July 22, 2016, the Company issued 20,000,000 founders common stock to two directors and officers pro rata as founder shares for services rendered to the Company, valued at $0.0001 par value per share, for a total of $2,000. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.
As of December 31, 2016, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5    SUBSEQUENT EVENT

      On January 10, 2017, subsequent to the date covered by this Report, the Company effected a change of its control. The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. James M. Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as the Company's vice president and director. Ali Kasa was then named sole director of the Company and was named President, Secretary and Chief Financial Officer of the Company.

     On January 11, 2017, the Company issued 5,000,000 shares of its common stock to its then sole officer and director, Ali Kasa. In March, 2017, the Company issued 5,000,000 shares to Waleed Badurik for services. Mr. Badurik has been appointed a director of the Company and serves as Chief Technology Officer.

     The Company designated 1,000 shares of its preferred stock as Series
A Preferred Stock. The holders of the Series A Preferred Stock voting as a class have a voting power equal to 51% of the total vote on all shareholder matters. In addition, the Company amended its bylaws to prohibit making any changes to the Series A designation without the affirmative vote of at least
66 2/3% of the outstanding shares of Series A. The Company issued 600 shares of its Series A Preferred Stock to Ali Kasa, a director and its president and 400 shares of its Series A Preferred Stock to Waleed Badurik, a director and its chief technology officer.

    Subsequent to the period covered by this Report, the Company issued an aggregate of an additional 8,763,367 shares of common stock to 32 investors pursuant to Regulation D of the Rules and Regulations of the Securities and Exchange Commission for an aggregate of $29,900.



                                    8
______________________________________________________________________

                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
				ANVIA HOLDINGS CORPORATION
                                (formerly )
				DOVE STREET ACQUISITION CORPORATION

                              By:   /s/ Ali Kasa
                                        Ali Kasa, President
					Principal executive officer
Dated:       April 11, 2017


                              By:   /s/ Ali Kasa
					Principal financial officer
Dated:        April 11, 2017


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Ali Kasa		    Director            April 11, 2017

/s/ Waleed Badurik          Director            April 11, 2017