Form 10-K/A
period 2016-12-31
Anvia Holdings Corp
filed 2017-04-20
CIK 1681282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Registrant’s telephone number, including area code: 614-3922-2377

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer [ ]	Smaller reporting company	[X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 11, 2017
Common Stock, par value $0.0001	19,263,367
Preferred Stock, par value $0.0001	1,000
Documents incorporated by reference:	Form 10-12G/A filed August 9, 2016

Explanatory Note

This Amendment No. 2 on Form 10-K/A (Amendment No. 2) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (Original Filing), filed with the U.S. Securities and Exchange Commission on April 11, 2017 (Original Filing Date). The sole purpose of this Amendment No. 2 is to correct the previously filed Consent of KCCW Accountancy Corp.,  which did not attach XBRL during the initial filing and the Amendment No.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANVIA HOLDINGS CORPORATION (formerly) DOVE STREET ACQUISITION CORPORATION

	By:	/s/ Ali Kasa
Ali Kasa, President
Principal executive officer
Dated: April 20, 2017

	By:	/s/ Ali Kasa
Principal financial officer

Dated: April 20, 2017

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Ali Kasa	Director	April 20, 2017

/s/ Waleed Badurik	Director	April 20, 2017