Form 10-Q
period 2017-03-31
Anvia Holdings Corp
filed 2017-05-16
CIK 1681282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-55635

ANVIA HOLDINGS CORPORATION

(Exact name of small business issuer as specified in its charter)

DELAWARE	81-3416105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

LEVEL 9, 127 CREEK STREET

BRISBANE, QLD 400, AUSTRALIA

(Address of principal executive offices)

614-3922-2377

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer [ ]	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at May 15, 2017 was 19,263,367.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

PART I.

Item 1. Financial Statements.

ANVIA HOLDINGS CORPORATION

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,009	$-
Prepaid deposits	4,278	-
Total Current Assets	5,287	-

Total Assets	$5,287	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued liabilities	$3,521	$5,250
Payable to related party	4,116	-
Total Current Liabilities	7,637	5,250

Total Liabilities	7,637	5,250

Commitments and Contingencies (Note 5)

Stockholders' Deficit
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000 shares and none issued and outstanding at March 31, 2017 and at December 31, 2016. respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 19,263,367 shares and 20,000,000 shares issued and outstanding at March 31, 2017 and at December 31, 2016, respectively	1,926	2,000
Discount on common stock	(500)	-
Additional paid in capital	29,488	312
Stock subscriptions received in advance	475	-
Stock subscriptions receivables	(1,277)	-
Deficit accumulated during development stage	(32,462)	(7,562)
Total Stockholders' Deficit	(2,350)	(5,250)

Total Liabilities and Stockholders' Deficit	$5,287	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION

Condensed Statement of Operations

For the Three Months ended March 31, 2017
(Unaudited)

Revenue	$-

Cost of Revenue	-

Gross Profit	-

Operating Expenses
General and Administrative	24,900
Total Operating Expenses	24,900

Operating Loss From Operations	(24,900)

Loss From Operations Before Income Tax	(24,900)

Provision For Income Tax	-

Net Loss	$(24,900)

Basic and Diluted Net Loss Per Share	$(0.00)

Weighted Average Number of Shares Outstanding	9,349,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION

Condensed Statement of Cash Flows

For the Three Months ended March 31, 2017
(Unaudited)
Cash Flows from Operating Activities
Net loss	$(24,900)
Adjustment to reconcile net loss to net cash used in operating activities:
Redemption of common shares in connection with the change of control	(1,950)
Changes in operating assets and liabilities
Prepaid deposits	(4,278)
Accrued liabilities	(1,729)
Net Cash Used in Operating Activities	(32,857)

Cash Flows from Financing Activities
Cash proceeds advanced from related party	4,116
Cash received for stock subscriptions received in advance	475
Cash proceeds from sales of common stock	29,275
Net Cash Provided by Financing Activities	33,866

Net Increase in Cash and Cash Equivalents	1,009

Cash and Cash Equivalents, Beginning of the Period	-

Cash and Cash Equivalents, End of the Period	$1,009

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-
Cash paid for interest	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock subscriptions receivable	$1,277
Common stock issued to officer for no consideration	$500

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION

Notes to Unaudited Condensed Financial Statements

March 31, 2017

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we”, and “ANVIA” shall mean Anvia Holdings Corporation, a Delaware corporation.

Anvia Holdings Corporation (formerly Dove Street Acquisition Corporation) was incorporated on July 22, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders, and friend and family. The Company is attempting to locate and negotiate with a business entity for the combination of that target company with the Company.

On January 10, 2017, the Company effected a change of control by cancelling an aggregate of 19,500,000 shares of common stock of existing shareholders, issuing 5,000,000 shares of common stock to its sole officer and director; electing new officer and director and accepting the resignations of its then existing officers and directors. In connection with the change of control, the sole shareholder of the Company and its board of directors unanimously approved the change of the Company’s name from Dove Street Acquisition Corporation to Anvia Holdings Corporation.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2017, and the results of operations and cash flows for the three months ended March 31, 2017. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these interim condensed financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s 2016 Annual Report filed with the Securities and Exchange Commission on Form 10-K on April 11, 2017.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $24,900 from January 1, 2017 to March 31, 2017, used net cash in operating activities of $32,857, has a working capital deficit of $2,350, and has an accumulated deficit of $32,462 as of March 31, 2017. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts payable, accrued liabilities and payable to related party. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $1,009 and $0 as of March 31, 2017 and December 31, 2016, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at March 31, 2017 and December 31, 2016, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2017 and December 31, 2016, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accrued liabilities and payable to related party. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18 noting it will only impact the Company to the extent it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

In 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet. Current US GAAP requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. For public entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, and may be applied either prospectively or retrospectively, with early application permitted for financial statements that have not been previously issued. The Company has not yet determined the effect of the adoption of this standard on the Company’s financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

NOTE 3 – PREPAID DEPOSIT

The Company had prepaid deposits of $4,278 and $0 at March 31, 2017 and December 31, 2016, respectively. The prepaid deposits of $4,278 at March 31, 2017 consisted of $3,700 prepaid to a third party for performing due diligence for future potential acquisition targets and $578 security deposit for the lease commitment (Note 6) .

NOTE 4 – ACCRUED LIABILITIES

The Company had accrued professional fees of $3,251 and $5,250 at March 31, 2017 and December 31, 2016, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Payable to related party amounted to $4,116 and $0 at March 31, 2017 and December 31, 2016, respectively, consists of funds advanced to the Company by its President for the its working capital needs. Funds advanced to the Company by the President are non-interest bearing, unsecured and due on demand.

On January 11, 2017, the Company issued 5,000,000 shares of its common stock to its President, an officer and director of the Company valued at $500. The Company recorded a discount of the same amount as no consideration was paid to these shares. On February 16, 2017, the Company issued to a family member of the President of the Company 1,000,000 shares of its common stock for total proceeds of $1,000. On February 16, 2017, the Company issued to an officer and director of the Company, an aggregate of 5,000,000 shares of its common stock in exchange for total proceeds of $5,000.

In February 2017, the Company issued to its President an aggregate of 600 Series A preferred shares for total proceeds of $0.06. In addition, in February 2017, the Company issued to an officer and director an aggregate of 400 Series A Preferred Stock shares for total proceeds of $0.04.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On February 9, 2017, the Company executed an operating lease agreement for its principal office with the lease commencing February 10, 2017 and terminating on February 28, 2018. The Company agreed to pay a monthly rent of $289 and paid a security deposit of $578 on February 9, 2017 upon the execution of the lease. Future minimum lease commitments of the Company are as follows:

Amount
For the years ending December 31,
2017	$2,601
2018	578
Total	$3,179

The Company recorded the rent expense of $495 for the three months ended March 31, 2017.

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at March 31, 2017 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On July 22, 2016, the Company issued 20,000,000 shares of its common stock, at par value of $0.0001 per share, to two directors and officers for the services performed at $2,000.

On January 10, 2017, the Company effectuated a change in control and redeemed 19,500,000 shares of its then outstanding 20,000,000 shares of common stock upon the resignation of two officers and directors. On January 11, 2017, the Company issued 5,000,000 shares of its common stock at par value and at a discount of $500, accepted resignation of two officers and directors, and pursuant to Section 4(2) of the Securities Act of 1933, appointed David Meyers, to be the Company’s Chief Executive Officer, the sole officer and director.

The former officers and directors of the Company contributed as additional paid in capital in settlement of Company’s expenses of $312 as of December 31, 2016.

On February 16, 2017, the Company issued to a family member of the President of the Company 1,000,000 shares of its common stock for total proceeds of $1,000. On February 16, 2017, the Company issued to an officer and director of the Company, an aggregate of 5,000,000 shares of its common stock for total proceeds of $500, or at $0.0001 per share.

During the three months ended March 31, 2017, the Company sold 12,486,700 shares of its common stock to the friends and family (“Investors”) and raised capital of $29,275, or at $0.0023 per share. All the stock certificates issued to the Investors have been affixed with an appropriate legend restricting sales and transfers. Based on the foregoing, the Company has issued the shares in reliance upon the exemptions from registration provided by Section 4a (2) of the Securities Act of 1933.

In addition, the Company issued 1,276,667 shares of common stock to certain investors and recorded subscription receivable of $1,277 as of March 31, 2017, or at $0.001 per share. The Company has received in advance $475 for subscription deposits for which the Company has not issued 475,360 shares of common stock as of March 31, 2017.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at March 31, 2017 and December 31, 2016 were 19,263,367 and 20,000,000, respectively.

Preferred stock

Series A Preferred Stock

The Company’s directors and officers, have beneficial ownership of the entire class of the Company’s Series A Preferred Stock, which voting together as a class, have the right to vote 51% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 60% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

Other than the Majority Voting Rights, our Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever; provided, however, he Series A Preferred Stock and the rights associated therewith, could act to prevent or delay a change in control.

In February, 2017, the Company issued 600 shares of Series A preferred stock to its President for total proceeds of $0.06, and 400 shares of Series A preferred shares to an officer and director for total proceeds of $0.04.

At March 31, 2017, the Company has 1,000 shares of Series A preferred stock issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 15, 2017, the date the financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

This Quarterly Report Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the periods from inception, through the date of this quarterly report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $24,900 for the three months ended March 31, 2017, working capital deficiency of $2,350, and an accumulated deficit of $32,462 at March 31, 2017.

We anticipate that we will need substantial working capital over the next 12 months to continue as a going concern and to expand our operations to distribute, sell and market products and solutions. Our independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless we are able to generate sufficient cash flows from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the Company to continue as a going concern. We intend to make an equity offering of our common stock for the acquisition and operation expenses. If we cannot raise the required cash, we will issue additional shares of our common stock in lieu of cash.

Our Current Business

We are an Australia-based startup development-stage company formed to provide vocational training and education industry for construction tradesmen in Australia, a region which we believe presents a valuable market opportunity. We are currently developing a fully integrated learning and student management system that can digitally track learning time and offer a personalized training experience that is customized for every student. Currently, we believe that the outlook for construction in the Australia exceeds the labor supply pool and that the Australian government will provide financing in this core sector to help meet market demand. This is precisely the market gap that Anvia will address.

The Department of Education of Australia has established a national vocational education and training framework, with associated regulations. The Australia Qualifications Framework (AQF) provides national recognition of vocational education and training qualifications, allowing the award to be used across different Australian states. The AQF requires training organizations to meet certain standards to deliver and assess nationally recognized training, and issue nationally recognized qualifications. We have budgeted all cost associated to qualification certification in the segments that it operates it.

Of the hundreds of qualifications available in the Australian framework, we will specialize in providing 40 different qualifications that provides certifications I, II, III, IV, Diploma and Advanced Diploma in the construction industry. These include training for roofing, plumbing, home renovation, electrical and carpentry. We expect that specialization in these areas will make Anvia stand out as a market leader in this niche.

We are located in Sydney, Australia. We believe that Sydney is a hotbed for vocational training for the construction market. Sydney is in the province of New South Wales which is a hot zone that holds 31.9% of establishments in the region. In the near future, it is expected that the government reform learning institute’s boundaries, which will allow establishments to operate on a national scope. Furthermore, we expect to have several revenue streams, such as its e-learning and loyalty channels, that will conduct operation on an international scope. We expect to also open satellite offices in Melbourne and Queensland. We will have an administrative office, classroom that can hold up to 40 students on site and various workshops. We will operate 7 days a week, including evenings, to accommodate students that work during normal business hours. We will have developed a fully integrated learning and student management system that can digitally track learning time an offer a personalized training experience custom to every student.

On March 22, 2017, All Crescent Sdn Bhd (“All Crescent”) and Avnia entered into a non-binding preliminary agreement (the “All Crescent Acquisition”). Under the terms of the proposed All Crescent Acquisition, the Company shall pay $200,000 in exchange for a 51% equity stake in All Crescent. At the time of closing of the All Crescent Acquisition, among other things, All Crescent shall (1) own 100% of the issued and outstanding capital stock of Sage Interactive Sdn Bhd and 100% of the issued and outstanding capital stock of Sage Interactive MSC Sdn Bhd (collectively “Sage Interactive”); and (2) own 5% of the issued and outstanding capital stock of Celex Media Sdn Bhd (“Celex”). Sage Interactive, are Malaysian companies that own the “Learning Management System and Applications” technology and specialize in developing and providing learning management technologies, learning solutions and eContent. Celex is a Malaysian company that operates as digital content aggregator, e-learning platform provider and distributor of e-books, e-magazines and e-textbooks. Upon consummation of the proposed All Crescent Acquisition, All Crescent shall become a majority-owned subsidiary of the Company. The Company is conducting due diligence of this acquisition and no formal agreements have been executed as of the date of this report.

Results of Operations

Our results of operations for the three months ended March 31, 2017 included the operations of the Company. We reported a net loss of $24,900 applicable to the Company’s common stockholders for the three months ended March 31, 2017. The loss resulted primarily due to $10,300 in professional fees paid to consultants, $2,770 in fees paid to stock transfer agent, $8,880 in travel, meals and lodging expense, and approximately $2,950 in other general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $1,009 at March 31, 2017 as compared to $0 at December 31, 2016. As shown in the accompanying financial statements, we recorded a net loss of $24,900 for the three months ended March 31, 2017. Our working capital deficit at March 31, 2017 was $2,350, and net cash used in operating activities for the three months ended March 31, 2017 was $32,857. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to acquire other profitable entities or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

●	Curtail our operations significantly, or

●	Seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to technology platform and correlated services, or

●	Explore other strategic alternatives including a merger or sale of our Company.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $32,857 which resulted primarily from our net loss of $24,900, net change of $1,950 due to redemption of founder shares, increase in prepaid deposit of $4,278 due to rent and fees paid in advance for potential mergers and acquisitions, and decrease in accrued liabilities of $1,729.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $33,866 primarily due to $4,116 cash received from the president for our working capital needs, $475 cash received for stock subscriptions received in advance, and $29,275 cash proceeds from sale of common stock.

As a result of the above activities, we experienced a net increase in cash of $1,009 for the three months ended March 31, 2017. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our Annual Report filed with the SEC on April 11, 2017, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Development Stage and Capital Resources

The Company has devoted substantially all of its efforts to business planning since its inception on July 22, 2016. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and it will not commence generating revenues until sometime during the fourth quarter of 2017.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anvia Holdings Corporation

Date: May 15, 2017	/s/ Ali Kasas
Ali Kasa, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

