Form 10-Q
period 2017-06-30
Anvia Holdings Corp
filed 2017-08-14
CIK 1681282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

8383 Wilshire Blvd., Suite 800

Beverly Hills, California 90209

(Address of principal executive offices)

(323) 456-8747

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer [ ]	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at August 14, 2017 was 19,403,367.

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

PART I.

Item 1. Financial Statements.

ANVIA HOLDINGS CORPORATION

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$2,536	$-
Accounts receivable	8,330	-
Prepaid deposits	54,278	-
Total Current Assets	65,144	-

Total Assets	$65,144	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$3,826	$5,250
Payable to related parties	4,020	-
Total Current Liabilities	7,846	5,250

Commitments and Contingencies (Note 6)

Stockholders’ Equity (Deficit)
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000 shares and none issued and outstanding at June 30, 2017 and at December 31, 2016, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 19,403,367 shares and 20,000,000 shares issued and outstanding at June 30, 2017 and at December 31, 2016, respectively	1,940	2,000
Discount on common stock	(500)	-
Additional paid in capital	99,473	312
Stock subscriptions received in advance	475	-
Stock subscriptions receivables	(60)	-
Accumulated deficit	(44,030)	(7,562)
Total Stockholders’ Equity (Deficit)	57,298	(5,250)

Total Liabilities and Stockholders’ Equity	$65,144	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months ended June 30, 2017	For the Six Months ended June 30, 2017
	(Unaudited)	(Unaudited)

Revenue	$8,330	$8,330

Cost of Revenue	3,150	3,150

Gross Profit	5,180	5,180

Operating Expenses
General and administrative	16,748	41,648
Total Operating Expenses	16,748	41,648

Loss From Operations Before Income Tax	(11,568)	(36,468)

Provision For Income Tax	-	-

Net Loss	$(11,568)	$(36,468)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	19,343,367	14,374,016

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the Six Months ended June 30, 2017
(Unaudited)
Cash Flows from Operating Activities
Net loss	$(36,468)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts receivable	(8,330)
Prepaid deposits	(34,278)
Accrued liabilities	(1,424)
Net Cash Used in Operating Activities	(80,500)

Cash Flows from Investing Activities
Net Cash paid for earnest deposit for acquisition	(20,000)
Net Cash Used in Investing Activities	(20,000)

Cash Flows from Financing Activities
Net proceeds from related parties	4,020
Cash received for stock subscriptions received in advance	475
Net proceeds from sale of common stock	98,541
Net Cash Provided by Financing Activities	103,036

Net Increase in Cash and Cash Equivalents	2,536

Cash and Cash Equivalents, Beginning of the Period	-

Cash and Cash Equivalents, End of the Period	$2,536

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-
Cash paid for interest	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock subscriptions receivable	$60
Common stock issued to officer for no consideration	$500
Redemption of common shares in connection with the change of control	$1,950

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION

Notes to Unaudited Condensed Financial Statements

June 30, 2017

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we”, and “ANVIA” shall mean Anvia Holdings Corporation, a Delaware corporation.

Anvia Holdings Corporation (formerly Dove Street Acquisition Corporation) was incorporated on July 22, 2016 under the laws of the state of Delaware. The Company is engaged in the development and commercialization of web-based technology, the “Anvia Loyalty” and “Anvia Learning” mobile applications, and other intellectual property (collectively the “Anvia Technology”), as evidenced by the introduction of the Anvia Technology into the stream of commerce, and the Company’s commercial relationships with third parties.

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

On March 22, 2017, Anvia entered into a non-binding preliminary agreement with All Crescent Sdn Bhd (“All Crescent”, the “All Crescent Acquisition”). Under the terms of the proposed All Crescent Acquisition, Anvia will pay a consideration of $200,000 in exchange for obtaining 51% equity stake in All Crescent. At the time of closing of the All Crescent Acquisition, among other things, All Crescent shall (1) own 100% of the issued and outstanding capital stock of Sage Interactive Sdn Bhd and 100% of the issued and outstanding capital stock of Sage Interactive MSC Sdn Bhd (collectively “Sage Interactive”); and (2) own 5% of the issued and outstanding capital stock of Celex Media Sdn Bhd (“Celex”). Sage Interactive and Celex are Malaysian companies that own the “Learning Management System and Applications” technology and specialize in developing and providing learning management technologies, learning solutions and eContent. Celex operates as digital content aggregator, e-learning platform provider and distributor of e-books, e-magazines and e-textbooks. Upon consummation of the proposed All Crescent Acquisition, All Crescent shall become a majority-owned subsidiary of Anvia. Management is conducting our due diligence of this acquisition and no formal agreements have been executed as of the date of this report.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2017, and the results of operations and cash flows for the three months and six months ended June 30, 2017. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenue and has sustained operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $36,468 from January 1, 2017 to June 30, 2017, used net cash in operating activities of $80,500, has a working capital $57,298, and has an accumulated deficit of $44,030 as of June 30, 2017. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $2,536 and $0 as of June 30, 2017 and December 31, 2016, respectively.

Accounts Receivable

Accounts receivable represent income earned from vocational training and education programs provided for the construction tradesmen to its customers for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay. The Company has recorded accounts receivable of $8,330 and $0 as of June 30, 2017 and December 31, 2016, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at June 30, 2017 and December 31, 2016, respectively.

Revenue Recognition

The Company provides vocational training and education for construction tradesman that need qualifications for roofing, plumbing, home renovation, electrical and carpentry. The Company’s training packages vary in price according to the different types of vocational training and education programs purchased by the customers. The Company recognizes revenue upon the completion of the vocational training courses and education programs offered to its customers. The Company recognizes as revenue any deposits previously received, as they are non-refundable upon commencement of the vocational training courses.

The Company’s revenue recognition policy is based on the revenue recognition criteria established in accordance with Accounting Standards Codification (ASC) 605. The criteria and how the Company satisfies each element are as follows: (1) persuasive evidence of an arrangement - the Company and the customer enters into a signed contract; (2) delivery has occurred - as noted above, upon the commencement of the training course, the deposit is non-refundable per the terms of the signed contract and upon completion of the course, the Company has provided all services to be delivered to the customer under the contract; (3) the price is fixed and determinable - the signed contract indicates a fixed dollar amount for the training for the courses enrolled by the customer; (4) collectability is reasonable assured - the Company receives as payment a deposit and the balance of the training upon the completion of the training course.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2017 and December 31, 2016, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

The Company’s financial instruments consist principally of cash, accounts receivable, prepaid deposits, accounts payable, accrued liabilities and payable to related party. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

NOTE 3 – PREPAID DEPOSITS

The Company had prepaid deposits of $54,278 and $0 at June 30, 2017 and December 31, 2016, respectively. The prepaid deposits of $54,278 at June 30, 2017 consisted of (i) $30,000 prepayment to a related party specializing in designing, implementing and maintaining B2B software solutions for Anvia eco-system for tradesmen in Australia and globally (Note 5), (ii) $20,000 prepaid to a third party for performing due diligence on an entity named All Crescent Sdn Bhd located in Malaysia for future potential acquisition, (iii) $3,700 prepaid to Australian Institute for locating future acquisition targets for the Company, and (iv) $578 prepaid security deposit for the lease commitment (Note 7).

NOTE 4 – ACCRUED LIABILITIES

The Company had accrued professional fees of $3,826 and $5,250 at June 30, 2017 and December 31, 2016, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Payable to related parties amounted to $4,020 and $0 at June 30, 2017 and December 31, 2016, respectively, consists of $870 advanced to the Company by its President for the its working capital needs, and $3,150 payable to an affiliate for the cost of training provided to Anvia’s customer. Funds advanced to the Company by the President and the affiliate are non-interest bearing, unsecured and due on demand.

On January 11, 2017, the Company issued 5,000,000 shares of its common stock to its President, an officer and director of the Company valued at $500. The Company recorded a discount of the same amount as no consideration was paid for these shares. On February 16, 2017, the Company issued to a family member of the President of the Company 1,000,000 shares of its common stock for total proceeds of $1,000. On February 16, 2017, the Company issued to an officer and director of the Company, an aggregate of 5,000,000 shares of its common stock in exchange for total proceeds of $5,000 (Note 7).

In February 2017, the Company issued to its President an aggregate of 600 Series A preferred shares for total proceeds of $0.06. In addition, in February 2017, the Company issued to an officer and director an aggregate of 400 Series A Preferred Stock shares for total proceeds of $0.04.

On May 4, 2017, the Company paid $30,000 to a related party for designing, implementing and maintaining B2B software solutions for Anvia eco-system for tradesmen in Australia and globally (Note 3).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On February 9, 2017, the Company executed an operating lease agreement for its principal office with the lease commencing February 10, 2017 and terminating on February 28, 2018. The Company agreed to pay a monthly rent of $289 and paid a security deposit of $578 on February 9, 2017 upon the execution of the lease. Future minimum lease commitment of the Company is as follows:

Amount
As of June 30, 2018	$2,312

The Company recorded the rent expense of $867 and $1,362 for the three months period and six months period ended June 30, 2017.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at June 30, 2017 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On July 22, 2016, the Company issued 20,000,000 shares of its common stock, at par value of $0.0001 per share, to two directors and officers for the services performed at $2,000. The officers and directors of the Company contributed as additional paid in capital in settlement of Company’s expenses of $312 as of December 31, 2016.

On January 10, 2017, the Company effectuated a change in control and redeemed 19,500,000 shares of its then outstanding 20,000,000 shares of common stock upon the resignation of two officers and directors. On January 11, 2017, the Company issued 5,000,000 shares of its common stock at par value and at a discount of $500, accepted resignation of two officers and directors, and pursuant to Section 4(2) of the Securities Act of 1933, appointed Mr. Ali Kasa, to be the Company’s Chief Executive Officer, the sole officer and director.

On February 16, 2017, the Company issued to a family member of the President of the Company 1,000,000 shares of its common stock for total proceeds of $1,000. On February 16, 2017, the Company issued to an officer and director of the Company, an aggregate of 5,000,000 shares of its common stock for total proceeds of $500, or at $0.0001 per share (Note 5).

During the six months ended June 30, 2017, the Company sold 13,843,367 shares of its common stock to the investors between the share price of $0.001 per share to $0.40 per share, and received cash proceeds of $98,542. All the stock certificates issued to the Investors have been affixed with an appropriate legend restricting sales and transfers. Based on the foregoing, the Company has issued the shares in reliance upon the exemptions from registration provided by Section 4a (2) of the Securities Act of 1933.

In addition, the Company issued 60,000 shares of common stock to certain investors and recorded subscription receivable of $60 as of June 30, 2017, or at $0.001 per share. The Company has received in advance $475 for subscription deposits for which the Company has not issued 475,360 shares of common stock as of June 30, 2017.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at June 30, 2017 and December 31, 2016 were19,403,367 and 20,000,000, respectively.

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

In February 2017, the Company issued 600 shares of Series A preferred stock to its President for total proceeds of $0.06, and 400 shares of Series A preferred shares to an officer and director for total proceeds of $0.04.

As of June 30, 2017, the Company has 1,000 shares of Series A preferred stock issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 14, 2017, the date the financial statements were available to be issued.

On July 5, 2017, the Company executed a Supply Agreement with a related party specializing in designing, implementing and maintaining B2B software solutions for a complete eco-system for tradesmen in Australia and globally for Anvia. This entity shall design, implement and maintain learning management system and mobile applications, and loyalty and membership program and mobile applications. The Company has prepaid $30,000 in fees to this entity for designing and implementing this software (Note 3).

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

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the periods from inception, through the date of this quarterly report, we generated minimal revenues and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $36,468 for the six months ended June 30, 2017, used net cash in operating activities of $80,500, working capital of $57,298, and an accumulated deficit of $44,030 at June 30, 2017.

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

Our Current Business

We are an Australia-based startup development-stage company formed to provide vocational training and education industry for construction tradesmen in Australia, a region which we believe presents a valuable market opportunity. We have developed a fully integrated learning and student management system that can digitally track learning time and offer a personalized training experience that is customized for every student. Currently, we believe that the outlook for construction in the Australia exceeds the labor supply pool and that the Australian government will provide financing in this core sector to help meet market demand. This is precisely the market gap that Anvia will address.

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

On March 22, 2017, we entered into a non-binding preliminary agreement with All Crescent Sdn Bhd (“All Crescent”, the “All Crescent Acquisition”). Under the terms of the proposed All Crescent Acquisition, we will pay a consideration of $200,000 in exchange for obtaining 51% equity stake in All Crescent. At the time of closing of the All Crescent Acquisition, among other things, All Crescent shall (1) own 100% of the issued and outstanding capital stock of Sage Interactive Sdn Bhd and 100% of the issued and outstanding capital stock of Sage Interactive MSC Sdn Bhd (collectively “Sage Interactive”); and (2) own 5% of the issued and outstanding capital stock of Celex Media Sdn Bhd (“Celex”). Sage Interactive and Celex are Malaysian companies that own the “Learning Management System and Applications” technology and specialize in developing and providing learning management technologies, learning solutions and eContent. Celex operates as digital content aggregator, e-learning platform provider and distributor of e-books, e-magazines and e-textbooks. Upon consummation of the proposed All Crescent Acquisition, All Crescent shall become a majority-owned subsidiary of the Company. We are conducting our due diligence of this acquisition and no formal agreements have been executed as of the date of this report.

Results of Operations

Our results of operations for the three months period and six months period ended June 30, 2017 included the operations of the Company. Revenues for the three months period and six months period ended June 30, 2017 were $8,330, earned by providing construction induction training and white card for plumber position for a customer. Cost of revenue for providing training to the customer for the three months and six months period ended June 30, 2017 was $3,150. We reported a net loss of $11,568 and $36,468 applicable to the Company’s common stockholders for the three months period and six months period ended June 30, 2017. The loss resulted primarily due to the professional fees paid to consultants, fees paid to stock transfer agent, travel, meals and lodging expense, and other general and administrative expenses incurred for being a public company amounting to $16,748 and $41,648 for the three months period and six months period ended June 30, 2017.

Liquidity and Capital Resources

Cash and cash equivalents were $2,536 at June 30, 2017 as compared to $0 at December 31, 2016. As shown in the accompanying financial statements, we recorded a net loss of $36,468 for the six months ended June 30, 2017. Our working capital at June 30, 2017 was $57,298, and net cash used in operating activities for the six months ended June 30, 2017 was $80,500. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $80,500 which resulted primarily from our net loss of $36,468, net increase in accounts receivable of $8,330, increase in prepaid deposits of $34,278 due to rent and fees paid in advance for potential mergers and acquisitions, and decrease in accrued liabilities of $1,424.

Investing Activities

Net cash used in Investing activities for the six months ended June 30, 2017 was $20,000 primarily due to the earnest deposit paid by the Company for the acquisition of All Crescent.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $103,036 primarily due to $98,541 in cash proceeds received from the sale of our common stock, $4,020 cash received from related parties, and $475 cash received for stock subscriptions received in advance.

As a result of the above activities, we experienced a net increase in cash of $2,536 for the six months ended June 30, 2017. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Anvia Holdings Corporation

Date: August 14, 2017	/s/ Ali Kasa
Ali Kasa, President
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

