Form 10-Q
period 2017-09-30
Anvia Holdings Corp
filed 2017-11-14
CIK 1681282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-55673

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 14, 2017 was 19,003,367.

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

PART I.

Item 1. Financial Statements.

ANVIA HOLDINGS CORPORATION

Condensed Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$24	$-
Accounts receivable	10,000	-
Prepaid deposits	50,428	-
Total Current Assets	60,452	-

Total Assets	$60,452	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$637	$5,250
Payable to related parties	10,220	-
Total Current Liabilities	10,857	5,250

Commitments and Contingencies (Note 6)

Stockholders' Equity (Deficit)
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000 shares and none issued and outstanding at September 30, 2017 and at December 31, 2016. respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 19,403,367 shares and 20,000,000 shares issued and outstanding at September 30, 2017 and at December 31, 2016, respectively	1,940	2,000
Discount on common stock	(500)	-
Additional paid in capital	99,473	312
Stock subscriptions received in advance	475	-
Stock subscriptions receivables	(60)	-
Accumulated deficit	(51,733)	(7,562)
Total Stockholders' Equity (Deficit)	49,595	(5,250)

Total Liabilities and Stockholders' Equity	$60,452	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months ended September 30, 2017	For the period from July 22, 2016 (Inception) to September 30, 2016	For the Nine Months ended September 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$20,000	$-	$28,330

Cost of Revenue	7,350	-	10,500

Gross Profit	12,650	-	17,830

Operating Expenses
General and administrative	20,353	3,562	62,001
Total Operating Expenses	20,353	3,562	62,001

Loss From Operations Before Income Tax	(7,703)	(3,562)	(44,171)

Provision For Income Tax	-	-	-

Net Loss	$(7,703)	$(3,562)	$(44,171)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	19,403,367	20,000,000	16,068,889

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

	For the Nine Months ended September 30, 2017	For the period from July 22, 2016 (Inception) to September 30, 2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(44,171)	$(3,562)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder as contributed capital	-	312
Common stock issued for services	-	2,000
Changes in operating assets and liabilities
Accounts receivable	(10,000)	-
Prepaid deposits	(30,428)	-
Accrued liabilities	(4,613)	1,250
Net Cash Used in Operating Activities	(89,212)	-

Cash Flows from Investing Activities
Net cash paid for earnest deposit	(20,000)	-
Net Cash Used In Financing Activities	(20,000)	-

Cash Flows from Financing Activities
Cash proceeds from related parties	10,220	-
Cash received for stock subscriptions received in advance	475	-
Cash proceeds from sale of common stock	98,541	-
Net Cash Provided by Financing Activities	109,236	-

Net Increase in Cash and Cash Equivalents	24	-

Cash and Cash Equivalents, Beginning of the Period	-	-

Cash and Cash Equivalents, End of the Period	$24	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock subscriptions receivable	$60	$-
Common stock issued to officer for no consideration	$500	$-
Redemption of common shares in connection with the change of control	$1,950	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

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

On March 22, 2017, Anvia entered into a non-binding preliminary agreement with All Crescent Sdn Bhd (“All Crescent”, the “All Crescent Acquisition”). Under the terms of the proposed All Crescent Acquisition, Anvia agreed to pay a consideration of $200,000 in exchange for obtaining 51% equity stake in All Crescent. At the time of closing of All Crescent Acquisition, among other things, All Crescent shall (1) own 100% of the issued and outstanding capital stock of Sage Interactive Sdn Bhd and 100% of the issued and outstanding capital stock of Sage Interactive MSC Sdn Bhd (collectively “Sage Interactive”); and (2) own 5% of the issued and outstanding capital stock of Celex Media Sdn Bhd (“Celex”). Sage Interactive and Celex are Malaysian companies that own the “Learning Management System and Applications” technology and specialize in developing and providing learning management technologies, learning solutions and eContent. Celex operates as digital content aggregator, e-learning platform provider and distributor of e-books, e-magazines and e-textbooks. Upon consummation of the proposed All Crescent Acquisition, All Crescent shall become a majority-owned subsidiary of Anvia. Management is conducting due diligence of this acquisition and no formal agreements have been executed as of the date of this report.

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2017, and the results of operations and cash flows for the three months and nine months ended September 30, 2017. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenue and has sustained operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $44,171 from January 1, 2017 to September 30, 2017, used net cash in operating activities of $89,212, has a working capital of $49,596, and has an accumulated deficit of $51,733 as of September 30, 2017. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $24 and $0 as of September 30, 2017 and December 31, 2016, respectively.

Accounts Receivable

Accounts receivable represent income earned from vocational training and education programs provided for the construction tradesmen to its customers for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay. The Company has recorded accounts receivable of $10,000 and $0 as of September 30, 2017 and December 31, 2016, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at September 30, 2017 and December 31, 2016, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2017 and December 31, 2016, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

NOTE 3 – PREPAID DEPOSITS

The Company had prepaid deposits of $50,428 and $0 at September 30, 2017 and December 31, 2016, respectively. The prepaid deposits of $50,428 at September 30, 2017 consisted of (i) $26,150 prepayment to a related party specializing in designing, implementing and maintaining B2B software solutions for Anvia eco-system for tradesmen in Australia and globally (Note 5), (ii) $20,000 prepaid to a third party for performing due diligence on an entity named All Crescent Sdn Bhd located in Malaysia for future potential acquisition, (iii) $3,700 prepaid to Australian Institute for locating future acquisition targets for the Company, and (iv) $578 prepaid security deposit for the lease commitment (Note 7).

NOTE 4 – ACCRUED LIABILITIES

The Company had accrued professional fees of $637 and $5,250 at September 30, 2017 and December 31, 2016, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Payable to related parties amounted to $10,220 and $0 at September 30, 2017 and December 31, 2016, respectively, consists of $1,870 advanced to the Company by its President for the its working capital needs, $500 advanced by an affiliate for the Company’s working capital needs, and $7,850 payable to an affiliate for the cost of training provided to Anvia’s customer. Funds advanced to the Company by the President and the affiliate are non-interest bearing, unsecured and due on demand.

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

On May 4, 2017, the Company paid $26,150   to a related party for designing, implementing and maintaining B2B software solutions for Anvia eco-system for tradesmen in Australia and globally (Note 3).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On February 9, 2017, the Company executed an operating lease agreement for its principal office with the lease commencing February 10, 2017 and terminating on February 28, 2018. The Company agreed to pay a monthly rent of $289 and paid a security deposit of $578 on February 9, 2017 upon the execution of the lease. Future minimum lease commitment of the Company is as follows:

Amount
As of September 30, 2018	$1,445

The Company recorded the rent expense of $867 and $2,229 for the three months period and nine months period ended September 30, 2017.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at September 30, 2017 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

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

During the nine months ended September 30, 2017, the Company sold 13,843,367 shares of its common stock to the Investors between the share price of $0.001 per share to $0.50 per share, and received cash proceeds of $98,542. All the stock certificates issued to the Investors have been affixed with an appropriate legend restricting sales and transfers. Based on the foregoing, the Company has issued the shares in reliance upon the exemptions from registration provided by Section 4a (2) of the Securities Act of 1933.

In addition, the Company issued 60,000 shares of common stock to certain investors and recorded subscription receivable of $60 as of September 30, 2017, or at $0.001 per share. The Company has received in advance $475 for subscription deposits for which the Company has not issued 475,360 shares of common stock as of September 30, 2017.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at September 30, 2017 and December 31, 2016 were19,403,367 and 20,000,000, respectively.

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

At September 30, 2017, the Company has 1,000 shares of Series A preferred stock issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 14, 2017, the date the financial statements were available to be issued noting the following transactions that would impact the accounting for events or transactions in the current period or require additional disclosures.

On October 24, 2017, the Company sold 100,000 shares of its common stock to an accredited investor at $0.60 per share and received cash proceeds of $60,000. The stock certificate issued to the investor has been affixed with an appropriate legend restricting its sales and transfers. The Company has issued the shares in reliance upon the exemptions from registration provided by Section 4a (2) of the Securities Act of 1933.

On November 7, 2017, the Company and two former directors and shareholders of the Company mutually agreed to cancel 500,000 shares of common stock valued at $50, issued to them on July 22, 2016 (Inception date).

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

We are a development stage enterprise and are incorporated in the State of Delaware in July 2016. As of the periods from inception, through the date of this quarterly report, we generated minimal revenues and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $44,171 for the nine months ended September 30, 2017, used net cash in operating activities of $89,212, working capital of $49,596, and an accumulated deficit of $51,733 at September 30, 2017.

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

On March 22, 2017, we entered into a non-binding preliminary agreement with All Crescent Sdn Bhd (“All Crescent”, the “All Crescent Acquisition”). Under the terms of the proposed All Crescent Acquisition, we agreed to pay a consideration of $200,000 in exchange for obtaining 51% equity stake in All Crescent. At the time of closing of the All Crescent Acquisition, among other things, All Crescent shall (1) own 100% of the issued and outstanding capital stock of Sage Interactive Sdn Bhd and 100% of the issued and outstanding capital stock of Sage Interactive MSC Sdn Bhd (collectively “Sage Interactive”); and (2) own 5% of the issued and outstanding capital stock of Celex Media Sdn Bhd (“Celex”). Sage Interactive and Celex are Malaysian companies that own the “Learning Management System and Applications” technology and specialize in developing and providing learning management technologies, learning solutions and eContent. Celex operates as digital content aggregator, e-learning platform provider and distributor of e-books, e-magazines and e-textbooks. Upon consummation of the proposed All Crescent Acquisition, All Crescent shall become a majority-owned subsidiary of the Company. We are conducting due diligence of this acquisition and no formal agreements have been executed as of the date of this report.

Results of Operations

Our results of operations for the three months period and nine months period ended September 30, 2017 included the operations of the Company. Revenues for the three months period and nine months period ended September 30, 2017 were $20,000 and $28,330, earned by providing construction induction training and white card for plumber position, and providing consulting services for development of building inspection process. Cost of revenue for providing construction induction training and consulting services for development of building inspection process to customers for the three months and nine months period ended September 30, 2017 were $7,350 and $10,500. We reported a net loss of $7,703 and $44,171 applicable to the Company’s common stockholders for the three months period and nine months period ended September 30, 2017. The loss resulted primarily due to the professional fees paid to consultants, fees paid to stock transfer agent, travel, meals and lodging expense, and other general and administrative expenses incurred for being a public company amounting to $20,353 and $62,001 for the three months period and nine months period ended September 30, 2017.

Our results of operations for the three months and nine months period ended September 30, 2016 included the operations of the Company for the period from July 22, 2016 (inception) to September 30, 2016. The Company did not earn any revenues during this period and incurred $3,562 in expenses for legal and professional fees during the period ended September 30, 2016.

Liquidity and Capital Resources

Cash and cash equivalents were $24 at September 30, 2017 as compared to $0 at December 31, 2016. As shown in the accompanying financial statements, we recorded a net loss of $44,171 for the nine months ended September 30, 2017. Our working capital at September 30, 2017 was $49,596, and net cash used in operating activities for the nine months ended September 30, 2017 was $89,212. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $89,212 which resulted primarily from our net loss of $44,171, net increase in accounts receivable of $10,000, increase in prepaid deposits of $30,428 due to rent and fees paid in advance for potential mergers and acquisitions, and decrease in accrued liabilities of $4,613.

Investing Activities

Net cash used in Investing activities for the nine months ended September 30, 2017 was $20,000 primarily due to the earnest deposit paid by the Company for the acquisition of All Crescent.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $109,236 primarily due to $98,541 in cash proceeds received from the sale of our common stock, $10,220 cash received from related parties, and $475 cash received for stock subscriptions received in advance.

As a result of the above activities, we experienced a net increase in cash of $24 for the nine months ended September 30, 2017. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Anvia Holdings Corporation

Date: November 14, 2017	/s/ Ali Kasa
Ali Kasa, President
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

