Form 10-K
period 2017-12-31
Anvia Holdings Corp
filed 2018-04-17
CIK 1681282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 000-55673

ANVIA HOLDINGS CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	81-3416105
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1125 E Broadway #770, Glendale, CA 91205

(Address of principal executive offices) (Zip Code)

(323)-713-3244

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging Growth Company [X]
(Do not check if smaller reporting company)

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 was $7,761,347.

As of April 17, 2018, there were 19,003,367 shares of Common Stock, $0.0001 par value, outstanding.

Documents Incorporated by Reference. None

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

Background

The Company, formerly known as Dove Street Acquisition Corporation, was incorporated in Delaware on July 22, 2016. The Company filed a registration statement on Form 10 with the Securities and Exchange Commission on August 9, 2016 and became a public reporting company. In January 2017, Dove Street Acquisition Corporation changed its name to Anvia Holdings Corporation. On January 10, 2017, the Company effected a change of control with the resignation of the then officers and directors, redemption of 19,500,000 shares of the 20,000,000 outstanding shares of its common stock, the appointment of new officers and directors and the issuance of 5,000,000 shares of common stock, pro rata, to the new shareholders of the Company.

The Company has an authorized capitalization of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 1,000 shares have been designated Series A Preferred Stock. The Company has a fiscal year end of December 31. As of the date of this registration statement, there are 19,003,367 shares of common stock of the Company issued and outstanding and 1000 shares of Series A Preferred Stock issued and outstanding.

The Company has only recently commenced operations as a development-stage company, and it has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

Business Plan

The Company is headquartered in Glendale, California, and was incorporated in Delaware on July 22, 2016. Anvia is a development-stage company formed to provide vocational training and education industry for construction tradesmen in Australia, a region which we believe presents a valuable market opportunity. Through its Anvia Loyalty and Anvia Learning mobile applications, the Company has developed a fully integrated learning and student management system that can digitally track learning time and offer a personalized training experience that is customized for every student. Currently, we believe that the outlook for construction in the Australia exceeds the labor supply pool and that the Australian government will provide financing in this core sector to help meet market demand. This is precisely the market gap that Anvia will address.

The Department of Education of Australia has established a national vocational education and training framework, with associated regulations. The Australia Qualifications Framework (AQF) provides national recognition of vocational education and training qualifications, allowing the award to be used across different Australian states. The AQF requires training organizations to meet certain standards to deliver and assess nationally recognized training, and issue nationally recognized qualifications. The Company has budgeted all cost associated to qualification certification in the segments that it operates it.

Of the hundreds of qualifications available in the Australian framework, the Company will specialize in providing 40 different qualifications that provides certifications I, II, III, IV, Diploma and Advanced Diploma in the construction industry. These include training for roofing, plumbing, home renovation, electrical and carpentry. We expect that specialization in these areas will make Anvia stand out as a market leader in this niche.

We believe that Brisbane, Australia, is a hotbed for vocational training for the construction market. Brisbane is in the capital of Queensland, which is a hot zone that holds 31.9% of establishments in the region. In the near future, it is expected that the government reform learning institute’s boundaries, which will allow establishments to operate on a national scope. Furthermore, the Company expects to have several revenue streams, such as its recruitment, ecommerce and loyalty channels, that will conduct operation on an international scope. The Company expects to also open satellite offices in Sydney, Melbourne, Adelaide and Perth upon completion of the scope and infrastructure in Brisbane. The Company has an administrative office and is in process of establishing classrooms that can hold up to 40 students on site and various workshops. Anvia currently operates 5 days and plans to extend operations to 7 days a week, including evenings, to accommodate students that work during normal business hours. The Company has developed a fully integrated learning and student management system that can digitally track learning time an offer a personalized training experience custom to every student.

Projected Milestones

The Company has a five-year plan that we expect will propel this venture into lasting success. The details and projected milestones are listed below:

●	Secure Location, hire and launch (Immediately). The first objective of the Company is to acquire its RTO and 20 qualification licenses. At the same time, the Company will secure its location and build out a training facility. We expect that the Company will be operational in 6 months or less from the time it has obtained funding and opens its regional offices in Melbourne and Sydney. We expect that our mobile application will be operational prior to the launch.

●	Local and Digital Marketing (by Year 1). Upon becoming operational, the Company will initiate its various local and online marketing campaigns. The objective is to build out its onsite student base and wider consumer base using its eLearning and mobile assets described in the business plan.

●	Alumni Outreach (years 2-5). Upon successfully graduate of its first year’s cohorts, the Company will maintain an aggressive outreach to alumni to remain active in the Anvia Network. Alumnus are a valuable segment for the Company as they will need to take annual CPD learning and other services described in the business plan.

Products/Services

Anvia will offer the following services and products designed for the Vocational Education and Training industry. They are as follows:

Anvia’s Mobile Applications:

The Company has also developed and launched its own proprietary “Anvia Loyalty” and “Anvia Learning” mobile applications, which are currently available on the Google Play and IOS store. We expect our applications to be an invaluable asset that will complement the onsite learning experience. We expect that our applications will contain 6 features:

●	Blended Learning: Using the Company’s Learning Management System (LMS), students will be able to take advantage of a learning system that identifies their weak points and adapts to their needs. The Company’s LMS will offer learning through video, reading and live classes. Students will be able to track their progress and utilize the applications eLearning program to learn on the go.

●	Work tools: This will be an online platform for construction tradesmen to create custom invoicing, bidding and proposal letters to client prospects. Work tools will be a value resource for small operations to learn how to submit Requests for Procurement (RFPs) to cities and business as well as offer general legal and technical contracts for their trade.

●	Resource center and digital library: Anvia has integrated its applications with Overdrive Inc., a United States based company (“Overdrive”), the largest digital library and eBooks platform in the world, to connect to existing national public or private libraries to offer a knowledge base of practical tips and self-help guides in their market. Students will also have access to a digital library of any literature of their choosing.

●	Peer-to-Peer Networking: Anvia will promote peer-to-peer networking for tradesmen to collaborate and assist each other in their career challenges. Inside the app, tradesmen will be able to ask each other questions and provide peer-based solutions.

●	Shopping: The Loyalty shopping portable will be accessible to via the Company’s mobile application. The portal will track expenditures and offer cash back on all purchases. The Company has recently entered into agreements with several suppliers, such as Stanley Footwear Consortium Sdn Bhd, YKGI Bhd and Asteel Sdn Bhd (“Asteel”), pursuant to which we will distribute these companies’ products through our platforms.

Qualification Training:

The Company will offer certifications in the areas that it operates in. Consumers will pay a lump sum fee. Anvia will train local students but also offer e-learning courses that students can access internationally. In the future, the Company intends to acquire and establish branches in new territories.

Licensing:

Tradesmen are required to obtain White Cards and Proof of Competency Cards on an annual basis to be licensed. The Company will offer the training and testing services for these areas. The Company will provide certificates in more than 40 different qualifications. Details on some of Company’s licensing offerings are listed below.

●	Certificate I. Certificate I is the lowest tertiary education qualifications available under the Australian Qualifications Framework (AQF). It equips individuals with basic functional knowledge and skills for initial work, further learning and community involvement. Graduates at this level can undertake routine tasks and identify simple problems. Certificate I courses are also offered to secondary school students. This segment’s contribution to industry revenue has remained stable over the past five years.

●	Certificate II. Certificate II is the second-lowest complexity of tertiary education qualifications under the AQF. It prepares individuals for work in a defined area, and for further learning. Graduates at this level will have basic technical and procedural skills to undertake defined tasks and provide solutions to simple problems. Some Certificate II courses are offered at selected secondary schools, but this revenue is not included in the industry. Over the past five years, this segment’s contribution to industry revenue has declined due to greater demand for higher qualifications, as businesses have increasingly required skilled workers.

●	Certificate III. Certificate III courses account for the largest share of industry revenue, as they are the most popular qualification attained in the Technical and Vocational Education and Training industry. Certificate III courses equip graduates with practical and theoretical knowledge for work and further learning. Certificate III graduates may be able to work autonomously and take on limited responsibility. This segment’s share of industry revenue has increased over the past five years, reflecting the growing trend of workers upskilling.

Continuous Professional Development (CPD):

To stay complaint, tradesmen are required to take annual 12 hours of CPD training. The Company offers CPD instructions that will be another source of residual income.

Loyalty Program:

Many tradesmen in the construction industry become small business contractors that bill for time and materials. These contractors procure materials at their local hardware store. Anvia will develop an e-commerce shopping portal for competitively priced materials based on volume purchase commitments. Contractors can purchase their materials within the Anvia shopping portal and received up to 10% cash back. This will be a source of income for contractors that they would otherwise not be privy too. Anvia will also receive a commission for all purchases made on the shopping portal. The Company has recently entered into agreements with several suppliers, such as Stanley Footwear Consortium Sdn Bhd, YKGI Bhd and Asteel, pursuant to which we will distribute these companies’ products through our platforms.

Future Business Applications

Anvia envisions developing an integrated ecosystem for tradesmen in the construction industry. While the business plan does not call for these channels, in the future Anvia will explore diverse business applications:

●	On Demand Services: The Company will develop a vast network of students, recent graduates and alumni. In the future, it will be poised to offer an on-demand service for home improvement and general home advisory help. They are several successful existing services like this in the marketplace. The Company may explore a licensing or other partnership opportunity

●	Domestic Acquisitions: They are currently no large players in the vocational training industry. As Anvia develops its brand in its regional market, the Company will grow its presence geographically via acquisitions.

●	International certifications: Many developing economies in the ASEAN and other nearby countries use Australia’s certification framework system. Australia also has a tremendous work visa program.

Strategic Partners and Suppliers

On May 7, 2017, the Company entered an agreement with Egnitus Holding Pty Ltd (“Egnitus”) to design and develop its web-based technology and Android and IOS applications.

On May 18, 2017, the Company launched “Anvia Loyalty” mobile application. The application is available for download from the Google Play and IOS stores.

On May 22, 2017, the Company was appointed by Stanley Footwear Consortium Sdn Bhd (“Stanley”) to distribute safety boots, footwear and protective tools used by tradesmen in construction environment. The Company plans to offer these products through its platforms.

On May 23, 2017, the Company entered in an agreement with Eurojet Australia Pty Ltd (“Eurojet”) to provide placement services, training and white card services.

On May 30, 2017, the Company was appointed by YKGI Bhd (“YKGI”) to distribute its steel roofing products. The Company plans to offer these products through its platforms.

On June 5, 2017, Anvia was appointed by Asteel to distribute its steel roofing products and building materials. The Company plans to offer these products through its platforms.

On June 13, 2017 Anvia completed Learning Management System and launched its Android version of “Anvia Learning” now available for download from Google Play store.

On June 15, 2017 Anvia signed up an affiliate program from Fiverr International Ltd (“Fiverr”) to promote Fiverr services to its members including recruiters’ platform, ecommerce and other platform launched.

Marketing

The Company recognizes that maintaining a sterling, well-regarded brand is essential to propagating a strong standing in the vocational learning industry. Moving forward, Anvia will strive to meet the following objectives:

Objectives

●	To be a trusted institute in the vocational learning industry
●	To command a recognized brand for those that aspire to be tradesmen in the construction industry
●	To build brand loyalty amongst graduates who will return for CPD training and other Anvia resources
●	To offer a progressive e-learning platform that all construction tradesmen will depend on
●	To offer a wealth of resources in the niche that it operates in
●	To operate the most seamless and technological advanced learning platform in the industry

Marketing will be mainly implemented through building partnerships, social media, direct sales, online marketing and word of mouth.

Networking

●	Networking with compatible companies to build referral relationships
●	Attending relevant tradeshows.
●	Seeking out referrals from current customer base

Direct Sales

●	Utilize a permanent sales people to call on potential prospects
●	Offer direct mail postcards
●	Sponsor compatible tradesman organizations, resources and programs
●	Develop newsworthy content for PR campaigns

Social Media and Online Marketing

●	Maintain a presence on strong presence social networking sites such as LinkedIn and Facebook.
●	Develop a strong, reputable website that is optimized for Google Search
●	Initiate online marketing campaigns for on mobile
●	Offer viral mobile referral programs to get tradesmen to download the Anvia application

The Market: Vocational Training and Education in Australia

Construction is the third largest employing industry in Australia, employing 1,055,200 workers, or 9.1 per cent of total employment, as of February 2015. Over the past decade, Construction has experienced strong employment growth, with employment in the industry increasing by 221,400 (or 26.6 per cent) over the 10 years to February 2015, making it the third largest growth industry in Australia over this period. This represents a growth rate of 2.4 per cent per annum, compared with 1.8 per cent per annum recorded across all industries. This strong growth has been driven by the housing and commercial needs of an expanding population, as well as ongoing investment in public and private infrastructure.

Construction industry employment is projected to grow by 137,900 (or 13.0 per cent) over the five years to November 2019, well above the growth rate of 10% projected for employment as a whole. Looking ahead, employment growth in the industry is expected to be supported by historically low interest rates, the recent strength in building approvals, and the housing needs of Australia’s steadily growing population. Employment growth over the five years to November 2019 is projected to be largest in the Building Installation Services sector (up by 50,400 or 20.7 per cent), followed by Building Completion Services (24,800 or 13.0 per cent), Other Construction Services (15,800 or 13.9 per cent) and Building Structure Services (12,600 or 16.3 per cent). Only the Heavy and Civil Engineering Construction sector is projected to record a decline over the five years to November 2019 (down by 6,500 or 8.3 per cent), with conditions in this sector expected to be constrained by weakening conditions in Mining.

The number of students accessing financing from the Australian government rose from about from 55,000 in 2012 to more than 272,000 in 2015. Vocational loans increased from $26.0 million in 2012 to more than $2.9 billion in 2015. According to the licensedtrades.com.au there are over 1.4M trade professionals across 47 licensing bodies in Australia. As part of the National Partnership Agreement on Skills Reform, the Australian Federal Government has allocated its states and territories $1.8 billion over the five years through 2016-17, on top of $7.0 billion in base funding. This funding was offered on the condition that these governments meet several targets, such as reducing upfront costs for students and increasing private investment through loans for diplomas. The number of students accessing VET FEE-HELP rose from about from 55,000 in 2012 to more than 272,000 in 2015. VET FEE-HELP loans increased from $26.0 million in 2012 to more than $2.9 billion in 2015.

The Australian Vocational and training revenue is expected to grow by an annualized 1.3% over the five years through 2016-17, to $8.8 billion. The industry is forecast to grow at an annualized 0.5% over the next five years, to reach $9.1 billion.

The industry has moderate barriers to entry and this has remained steady over the past five years, despite fluctuations. In 2012, government policy made the industry more market-based. However, recent Australian Federal Government initiatives have limited the amount of funding available to industry players and placed strict requirements on new entrants. Although industry concentration is low, operators still need to establish a strong reputation to attract students. Developing a good reputation can take time, and this can deter new entrants. Capital intensity in the industry is low, but significant investment is required initially to secure land, buildings and classroom equipment.

The Company’s target market will be construction tradesmen and future construction tradesmen that need qualifications for roofing, plumbing, home renovation, electrical and carpentry. The share of Construction industry workers who have a level of educational attainment above Year 12 or equivalent is the same as the share recorded across all industries (59.7 per cent). The critical role of trade skills in the Construction industry, however, is reflected in the 45.3 per cent share of Construction industry workers who have completed a Certificate III/IV qualification, which is significantly higher than the corresponding share across all industries (20.6 per cent). By contrast, the Construction industry’s share of workers who have attained a Bachelor’s Degree or higher (7.8 per cent) is significantly lower than the corresponding share across all industries (28.5 per cent).

Competition

The Vocational Education and Training industry has a low level of market share concentration with no player owning more than 5% market share. The biggest players in the industry are public education programs and private operators, such as the Australian Careers Network Ltd and Navitas Limited. Despite a limited competitive landscape, the Company expects to command advantages over existing operators as Anvia will specialize in an underserved market niche and expects to offer a superior technological learning platform.

In Australia, technical and further education or “TAFE” system is largely state-based, which means that each state has developed individual vocational education and training systems. The Australian Federal Government is encouraging reform to develop a competitive and responsive national system. While the states coordinate their own TAFE systems and are a dominant influence in the industry, they are not major players. The following section outlines the two largest TAFE systems and the institutions.

Australian Governmental TAFE programs

In Australia, technical and further education or TAFE system is largely state-based, which means that each state has developed individual vocational education and training systems. The Federal Government is encouraging reform to develop a competitive and responsive national system. While the states coordinate their own TAFE systems and are a dominant influence in the industry, they are not major players.

In New South Wales, TAFE institutes are under the control of TAFE NSW. TAFE NSW incorporates 10 institutes, which are classified in this report as 10 separate enterprises, which operate 130 campuses throughout the state. The three biggest institutes are the Western Sydney Institute, Sydney Institute and South-Western Sydney Institute. TAFE NSW enrolls more than 550,000 students. TAFE NSW increased its tuition fees by an average of 9.5% in 2013 and by a further 5.7% in 2014, in response to funding cuts from the NSW Government. Combined, TAFE NSW generated $1.9 billion in revenue in 2014-15, with 71.0%

The Victorian style of management is more decentralized than its counterparts in other states, with no umbrella organization. The state’s VET sector consists of 18 public TAFE institutions and more than 1,300 private providers. In Victoria, four universities also offer TAFE-level courses: RMIT University, Victoria University of Technology and Swinburne University in Melbourne, and Federation University in Ballarat, VIC.

Navitas Limited

Navitas is an ASX-listed company with numerous subsidiaries operating across the Education and Training division. The company operates three divisions: the professional and English programs division, university programs division and SAE. The company has expanded rapidly overseas over the past five years, providing courses in the United Kingdom, Canada, the United States, Asia, the Middle East and Europe. In 2014-15, the company generated 64.0% of its revenue in Australia in 2014-15, these divisions generated revenue of $185.5 million and $224.0 million, respectively.

Australian Careers Network Ltd

Australian Careers Network Ltd (ACN) is a publicly listed company that entered the Technical and Vocational Education and Training industry by acquiring Phoenix Institute of Australia Pty Ltd in January 2015. ACN has grown rapidly since listing on the ASX through acquisitions, access to the VET FEE-HELP funding model and expanding its student base. The company generated revenue of $85.2 million in 2014-15, up 377.5% on the previous year. During the same year, it posted a profit margin of 29.7%. As at June 2015, the company had 10 RTOs in more than 40 locations across Victoria, Queensland and New South Wales.

Proposed Acquisitions

On March 22, 2017, Anvia and All Crescent Sdn Bhd (“All Crescent”) entered into a non-binding preliminary agreement (the “All Crescent Acquisition”). Under the terms of the proposed All Crescent Acquisition, the Company shall pay $200,000 in exchange for a 51% equity stake in All Crescent. At the time of closing of the All Crescent Acquisition, among other things, All Crescent shall (a) own 100% of the issued and outstanding capital stock of Sage Interactive Sdn Bhd and 100% of the issued and outstanding capital stock of Sage Interactive MSC Sdn Bhd (collectively “Sage Interactive”); and (b) own 5% of the issued and outstanding capital stock of Celex Media Sdn Bhd (“Celex”). Sage Interactive are Malaysian companies that own the “Learning Management System and Applications” technology and specialize in developing and providing learning management technologies, learning solutions and eContent. Celex is a Malaysian company that operates as digital content aggregator, e-learning platform provider and distributor of e-books, e-magazines and e-textbooks. Upon consummation of the proposed All Crescent Acquisition, All Crescent shall become a majority-owned subsidiary of the Company.

To date, the parties to the All Crescent Acquisition have completed due diligence and negotiating the terms of purchase. There is no guarantee that the parties will be able to agree on terms, that the results of due diligence will be favorable, that the pre-conditions of the All Crescent Acquisition are satisfied or that the All Crescent Acquisition will ever be consummated. To date, the Company has paid a deposit of $20,000 in connection with the All Crescent Acquisition, which was paid from proceeds received from sales of the Company’s common stock. The Company plans to finance this acquisition through revenues generated from operations and sales of its capital stock; provided, the Company’s Chief Executive Officer has expressed a willingness and plan to provide financing in the event that the Company is unable to generate enough revenue to independently finance this acquisition. Notwithstanding the foregoing, there is no guarantee that the Company will be able to generate enough funds to finance the acquisition.

On January 17, 2018, the Company’s affiliate Kasa Corporation (Australia) Pty Ltd changed its name to Anvia (Australia) Pty Ltd. On or about January 17, 2018, the Company acquired Anvia (Australia) Pty Ltd for all of its issued and outstanding shares on the date of its acquisition. The Company acquired Anvia (Australia) Pty Ltd from Nikolin Kasa, who is a brother of Ali Kasa, President and Chief Executive Officer of Anvia Holdings Corporation. The acquisition was made in consideration of the Company issuing 5,000 shares of common stock valued at its fair market value of $0.60 per share.  Upon completion of the acquisition, Anvia (Australia) Pty Ltd became a wholly-owned subsidiary of the Company. Anvia (Australia) Pty Ltd, and shall operate Anvia market and Anvia recruiters’ sites and business units in Australia and global markets.

Employees

The Company has two executive officers and 1 employee.

Subsidiaries

The Company has no subsidiaries as of December 31, 2017; provided, however, upon consummation of the proposed All Crescent Acquisition, All Crescent Sdn Bhd shall become a majority-owned subsidiary of the Company. The Company completed the acquisition of Anvia (Australia) Pty Ltd on January 17, 2018, and Anvia (Australia) became a wholly-owned subsidiary of the Company.

Legal Proceedings

There is no pending, threatened or actual legal proceedings in which the Company is a party.

Emerging Growth Company

Anvia Holdings Corporation qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year. The disclosure regarding the company and The Jumpstart Our Business Startups Act is incorporated herein by reference from the Form 10-12G filed on August 9, 2016.

Agreement with Tiber Creek Corporation

Ali Kasa, a director and officer of the Company, entered into an agreement with Tiber Creek Corporation (“Tiber Creek”) whereby Tiber Creek would provide assistance in effecting transactions for the Company to become a public company, including the preparation and filing a registration statement with the Securities and Exchange Commission, advise and provide assistance on listing its securities on a trading exchange, assistance in establishing and maintaining relationships with market makers and broker-dealers and assistance in other transactions, marketing and corporate structure activities available at that time. Mr. Kasa terminated his agreement with Tiber Creek on November 7, 2017.

Reports to Security Holders

In August 2016, the Company (as Dove Street Acquisition Corporation) filed a Form 10-12G general registration of securities pursuant to the Securities Exchange Act of 1934 and is a reporting company pursuant such Act and files with the Securities and Exchange Commission quarterly and annual reports and management shareholding information. The Company intends to deliver a copy of its annual report to its security holders and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement   may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001681282.

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company currently maintains its corporate office at 1125 E. Broadway, Suite 770, Glendale, California 91205, and pays an annual fee of $99. On February 9, 2017, the Company executed an operating lease agreement for its corporate office. The Company paid a monthly rent of $289 from February 9, 2017 to December 31, 2017 and terminated the lease as of December 31, 2017.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Market Information

There has only been limited trading for the Company’s Common Stock since it began trading on February 2, 2018. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of our shareholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

On January 5, 2018, our common stock was approved for quotation on the OTC Markets under the symbol “ANVV”. The OTC Markets is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The OTC Markets securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock.

On April 16, 2018, the closing price of our common stock reported on the OTC Markets was $1.18 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

	High Bid	Low Bid

February 2, 2018 to March 31, 2018	$1.15	$0.70

Holders

There are approximately 40 holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized under Equity Compensation Plans

We do not have any equity compensation plans.

Shares Available for Future Sale

Approximately 80% of all outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

●	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

On June 22, 2017, the Company notified the SEC by through the filing of a Form 8-K that is was no longer a “shell” corporation. In view of this, any time after June 22, 2018, and assuming the Company has been current in its required filings pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, and all other requirements set forth above are met, shareholders may utilize Rule 144 for the sale of their shares.

Repurchases of Equity Securities

None

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited financial statements.

Transfer Agent

Equity Stock Transfer LLC, located at 237 W 37th St., Suite 602, New York, NY 10018 is the registrar and transfer agent for the Company’s common stock.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

None

All of the issuances by us of our unregistered securities were made in reliance upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). No commissions were paid relating to the issuance of the securities. The entities or individuals listed above that purchased the unregistered securities were known to us and our management, through pre-existing business relationships. They were provided access to all material information, all information necessary to verify such information, and our management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Additional Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. Our Internet website address is https://www.anviaholdings.com

Item 6. Selected Financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report Form 10-K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

Results of Operations for the Years Ended December 31, 2017 and 2016

Revenues and Cost of Revenues

Revenues for the year ended December 31, 2017 were $99,330 and revenues from July 22, 2016 (inception date) to December 31, 2016 were $0, respectively. We earned revenues by providing construction induction training and white card for plumber, stonemason, pipefitter, welder, plasterer, and landscaper positions, and provided consulting services for development of building inspection process. Cost of revenue for providing construction induction training and consulting services for development of building inspection process to customers for the year ended December 31, 2017 was $29,139, and from July 22, 2016 (inception date) to December 31, 2016 was $0, respectively.

Operating Expenses

Operating expenses for the year ended December 31, 2017 was $136,144, and operating expenses from July 22, 2016 (inception date) to December 31, 2016 was $7,562, respectively. Operating expenses for the year ended December 31, 2017 consisted of general and administrative expenses primarily due to the professional fees paid to consultants for legal and accounting services, filing fees for compliance with the regulatory agencies, travel, meals and lodging expense, stock transfer agent fees, and other expenses incurred for being a public reporting company. Operating expenses from the inception date to December 31, 2016 consisted of professional fees related to legal and audit, and incorporation expenses.

Net loss

We reported a net loss of $65,953 for the year ended December 31, 2017, and an operating loss of $7,562 from July 22, 2016 (inception date) to December 31, 2016, respectively. The loss for the year ended December 31, 2017 was primarily due to the professional fees paid to the consultants, fees paid to the stock transfer agent, travel, meals and lodging, and other general and administrative expenses incurred for being a public reporting company as described above. The loss from July 22, 2016 (inception date) to December 31, 2016 was due to the professional fees paid relating to audit and legal, and incorporation expenses of the Company.

Liquidity and Capital Resources

Cash and cash equivalents were $237 and $0 at December 31, 2017 and 2016, respectively. As shown in the accompanying financial statements, we recorded a net loss of $65,953 for the year ended December 31, 2017. Our working capital at December 31, 2017 was $61,270, and net cash used in operating activities for the year ended December 31, 2017 was $102,855. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

●	Curtail our operations significantly, or

●	Seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to technology platform and correlated services, or

●	Explore other strategic alternatives including a merger or sale of our Company.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2017 was $102,855 which resulted primarily from our net loss of $65,953, amortization of computer software of $1,500, net increase in accounts receivable of $81,000, increase in due from an officer of $10,904, increase in accounts payable of $13,389, increase in accounts payable to a related party of $10,500, and an increase in accrued liabilities of $29,613.

Investing Activities

Net cash flows used in investing activities for the year ended December 31, 2017 was $62,000 primarily due to the cash paid as earnest deposits for acquisitions of $32,000 of All Crescent and Anvia (Australia) Pty Ltd, and cash paid for purchase of computer software and applications of $30,000.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2017 was $165,092 primarily due to $4,120 in cash proceeds received for working capital from the related parties as advances, $420 received for stock subscriptions, and $160,552 in cash proceeds from the sale of our common stock.

As a result of the above activities, we experienced a net increase in cash of $237 for the year ended December 31, 2017. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Off-balance Sheet Arrangements

Since our inception through December 31, 2017, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

We have adopted all applicable recently issued accounting pronouncements. The adoption of the accounting pronouncements did not have a material effect on our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

ANVIA HOLDINGS CORPOATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Anvia Holdings Corporation (formerly Dove Street Acquisition Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Anvia Holdings Corporation (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017 and for the period from July 22, 2016 (Inception) to December 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from July 22, 2016 (Inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 of the financial statements, the Company has generated minimal revenues and has sustained operating losses since July 22, 2016 (Inception Date) to date and working capital deficits. The Company’s viability is dependent upon continued financial support from its shareholders, its ability to obtain necessary financing to continue operations, and the attainment of profitable operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2016.

Los Angeles, California

April 17, 2018

ANVIA HOLDINGS CORPORATION

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS

Current Assets
Cash and cash equivalents	$237	$-
Accounts receivable	81,000	-
Due from Officer	10,904	-
Prepaid deposits for acquisitions	32,000	-
Total Current Assets	124,141	-

Computer software, net	28,500	-

Total Assets	$152,641	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$18,639	$-
Accounts payable-related party	10,500	-
Accrued liabilities	29,613	5,250
Payable to affiliate	4,120	-
Total Current Liabilities	62,872	5,250

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficit)
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000 shares and none issued and outstanding at December 31, 2017 and 2016, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 19,003,367 shares and 20,000,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,901	2,000
Discount on common stock	(500)	-
Additional paid in capital	161,463	312
Stock subscriptions received in advance	420	-
Accumulated deficit	(73,515)	(7,562)
Total Stockholders’ Equity (Deficit)	89,769	(5,250)

Total Liabilities and Stockholders’ Equity	$152,641	$-

The accompanying notes are an integral part of these financial statements.

ANVIA HOLDINGS CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2017	For the Period from July 22, 2016 (Inception) to December 31, 2016

Revenue	$99,330	$-

Cost of Revenue	29,139	-

Gross Profit	70,191	-

Operating Expenses
General and administrative	136,144	7,562
Total Operating Expenses	136,144	7,562

Loss from Operations Before Income Tax	(65,953)	(7,562)

Provision for Income Tax	-	-

Net Loss	$(65,953)	$(7,562)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	16,877,579	20,000,000

The accompanying notes are an integral part of these financial statements.

ANVIA HOLDINGS CORPORATION

Statements of Changes in Shareholders’ Equity (Deficit)

	Common Stock		Discount on Common	Subscriptions	Additional Paid-in	Accumulated
	Number	Par Value	Stock	Receivable	Capital	Deficit	Total
Balance - July 22, 2016 (inception)	-	$-	$-	$-	$-	$-	$-
Issuance of shares to founders	20,000,000	2,000	-	-	-	-	2,000
Capital contribution in settlement of obligations	-	-	-	-	312	-	312
Net loss	-	-	-	-	-	(7,562)	(7,562)
Balance - December 31, 2016	20,000,000	2,000	-	-	312	(7,562)	(5,250)

Redemption of shares	(20,000,000)	(2,000)	-	-	2,000	-	-
Issuance of shares as a result of change in control	5,000,000	500	(500)	-	-	-	-
Sale of shares for cash	14,003,367	1,401	-	-	159,151	-	160,552
Subscriptions deposits	-	-	-	420	-	-	420
Net loss	-	-	-		-	(65,953)	(65,953)
Balance - December 31, 2017	19,003,367	$1,901	$(500)	$420	$159,463	$(73,515)	$87,769

The accompanying notes are an integral part of these financial statements.

ANVIA HOLDINGS CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2017	For the period from July 22, 2016 (Inception) to December 31, 2016

Cash Flows from Operating Activities
Net loss	$(65,953)	$(7,562)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	-	312
Common stock issued for services	-	2,000
Amortization of computer software	1,500
Changes in operating assets and liabilities
Accounts receivable	(81,000)	-
Due from Officer	(10,904)	-
Accounts payable	13,389	-
Accounts payable-related party	10,500	-
Accrued liabilities	29,613	5,250
Net Cash Used in Operating Activities	(102,855)	-

Cash Flows from Investing Activities
Cash paid for purchase of computer software	(30,000)
Net cash paid for earnest deposit for acquisitions	(32,000)	-
Net Cash Used in Investing Activities	(62,000)	-

Cash Flows from Financing Activities
Cash proceeds from related parties	4,120	-
Cash proceeds from stock subscriptions received in advance	420	-
Cash proceeds from sale of common stock	160,552	-
Net Cash Provided by Financing Activities	165,092	-

Net Increase in Cash and Cash Equivalents	237	-

Cash and Cash Equivalents, Beginning of the Period	-	-

Cash and Cash Equivalents, End of the Period	$237	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued to founders for no consideration	$500	$2,000
Redemption of common stock in connection with the change of control	$2,000	$-

The accompanying notes are an integral part of these financial statements.

ANVIA HOLDINGS CORPORATION

Notes to Financial Statements

December 31, 2017

NOTE 1: NATURE OF OPERATIONS AND GOING CONCERN

Nature of Operations

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

On January 10, 2017, the Company effected a change of control by cancelling an aggregate of 19,500,000 shares of common stock of existing shareholders (the “Former Shareholders”), issuing 5,000,000 shares of common stock to its sole officer and director; electing new officer and director and accepting the resignations of its then existing officers and directors. In connection with the change of control, the sole shareholder of the Company and its board of directors unanimously approved the change of the Company’s name from Dove Street Acquisition Corporation to Anvia Holdings Corporation. On November 20, 2017, the Company cancelled the remaining 500,000 shares of common stock issued to the Former Shareholders (Note 8).

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. The Company has generated minimal revenues and has sustained operating losses since July 22, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $65,953 for the year ended December 31, 2017, used net cash flows in operating activities of $102,855, has a working capital of $61,270, and has an accumulated deficit of $73,515 as of December 31, 2017. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Although the Company has had difficulty in obtaining working lines of credit from financial institutions and trade credit from vendors, management has been able to raise capital from private placements and further expand the Company’s operations geographically to continue its growth. During 2017, the Company sold 14,003,367 shares of its common stock to accredited investors and received net cash proceeds of $160,552. Given the liquidity and credit constraints in the markets, the business may suffer should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed, and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flows to sustain the operations of the Company.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts receivables, valuation of long-lived assets, accounts payable and accrued liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 and 2016, respectively.

Accounts Receivable

Accounts receivable represent revenues earned from vocational training and education programs provided for the construction tradesmen to its customers for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay. The Company has recorded accounts receivable of $81,000 and $0 as of December 31, 2017 and 2016, respectively.

Property and Equipment

Property and equipment consist of computer software, which is recorded at cost, and amortized on a straight-line basis over its estimated useful life of five (5) years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Long-lived Assets

In accordance with Accounting Standards Codification “ASC” 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset compared to the estimated future undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss equal to the excess of the carrying value over the assets fair market value is recognized when the carrying amount exceeds the undiscounted cash flows. The impairment loss is recorded as an expense and a direct write-down of the asset. No impairment loss was recorded during the years ended December 31, 2017 and 2016, respectively.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, and advances payable to affiliates. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2017 on a recurring basis:

Description	Level 1	Level 2	Level 3
None	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2016 on a recurring basis:

Description	Level 1	Level 2	Level 3
None	$-	$-	$-

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

The Company follows the provisions of ASC 740, “Income Taxes”. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management makes estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement for the periods in which the adjustment is determined to be required. The Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company did not have any convertible notes, options or warrants available for conversion that if exercised, may dilute its earnings per share at December 31, 2017 and 2016, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2017 and December 31, 2016. The Company’s bank balance did not exceed FDIC insured amounts at December 31, 2017 or at December 31, 2016, respectively.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company has evaluated the impact of adopting ASU 2016-18 noting it will only impact the Company to the extent it has restricted cash in the future.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The guidance was revised in July 2015 to be effective for emerging growth companies for annual and interim periods beginning on or after December 15, 2018. The Company is currently evaluating ASU 2014-09 and its impact on its consolidated financial statements.

NOTE 3 – PREPAID DEPOSITS FOR ACQUISITIONS

The Company has prepaid deposits for acquisitions of $32,000 and $0 at December 31, 2017 and 2016, respectively. Prepaid deposits consist of (a) $20,000 prepaid to a third party for performing due diligence on an entity All Crescent Sdn Bhd (“All Crescent”) located in Malaysia for future acquisition; and (b) $12,000 prepaid deposits for future potential acquisition of a vocational college named Global Institute of Vocational Education, located in Australia. The Company anticipates completing the due diligence and expects to complete the acquisitions by April 30, 2018.

On March 22, 2017, Anvia entered into a non-binding preliminary agreement with All Crescent and agreed to pay a consideration of $200,000 in exchange for obtaining 51% equity stake in All Crescent. At the time of closing of All Crescent, among other things, All Crescent shall (a) own 100% of the issued and outstanding capital stock of Sage Interactive Sdn Bhd and 100% of the issued and outstanding capital stock of Sage Interactive MSC Sdn Bhd (collectively “Sage Interactive”); and (b) own 5% of the issued and outstanding capital stock of Celex Media Sdn Bhd (“Celex”). Sage Interactive and Celex are Malaysian companies that own the “Learning Management System and Applications” technology and specialize in developing and providing learning management technologies, learning solutions and eContent. Celex operates as digital content aggregator, e-learning platform provider and distributor of e-books, e-magazines and e-textbooks. Upon consummation of the proposed acquisition of All Crescent, All Crescent shall become a majority-owned subsidiary of Anvia. Management has completed the due diligence of this acquisition and is negotiating the final purchase price of this acquisition. No formal agreements have been executed as of the date of this report.

On October 10, 2017, Anvia paid $12,000 to an affiliate Kasa Corporation (Australia) Pty Ltd as a deposit towards the purchase of a vocational college named Global Institute of Vocational Education (Note 10).

NOTE 4: COMPUTER SOFTWARE

Computer software consists of the following:

Description	December 31, 2017	December 31, 2016
Computer software and applications	$30,000	$-
	30,000	-
Less: accumulated amortization	(1,500)	-
Computer Software, net	$28,500	$-

On October 2, 2017, the Company purchased computer software and applications from an affiliate to further enhance its sales to distributors (Note 6). The Company recorded the actual historical costs incurred by the affiliate in acquiring and developing the computer software and applications. Amortization expense for the computer software and applications purchased for the years ended December 31, 2017 and 2016, was $1,500 and $0, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities for the years ended December 31, 2017 and 2016 is summarized as follows.

	December 31, 2017	December 31, 2016
Consulting fees	$6,478	$-
Travel expense	5,395	-
Audit fees	12,750	5,250
Legal Fees	4,628	-
Other	362	-
Total Accrued Expense	$29,613	$5,250

Accrued liabilities were $29,613 and $5,250 at December 31, 2017 and 2016, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

On January 11, 2017, the Company issued 5,000,000 shares of its common stock to its President, an officer and director of the Company valued at $500. The Company recorded a discount of the same amount as no consideration was paid for these shares. On February 16, 2017, the Company issued to a family member of the President of the Company 1,000,000 shares of its common stock for total proceeds of $1,000. On February 16, 2017, the Company also issued to an officer and director of the Company, an aggregate of 5,000,000 shares of its common stock in exchange for total proceeds of $500 (Note 8).

In February 2017, the Company issued to its President and an officer, an aggregate of 600 Series A preferred shares and 400 Series A preferred shares at $0.0001 par value for total proceeds of $0.06 and $0.04, respectively.

The Company paid $3,700 to a third-party vendor as a deposit for an acquisition and paid $7,204 for travel and other expenses of an officer, prior to the change in control that occurred on January 10, 2017. The Company deemed these expenses as personal expenses of the officer and recorded $10,904 as amount due from the officer as of December 31, 2017. The amount due from officer is unsecured, collectible and due on demand by the Company.

On October 2, 2017, the Company purchased from a related party affiliate computer software and applications for $30,000, for designing, developing and implementing a business-to-business software solution for Anvia eco-system for tradesmen in Australia and globally (Note 4).

Accounts payable to a related party amounted to $10,500 and $0 at December 31, 2017 and 2016, respectively. The $10,500 accounts payable to the related party was for the cost of training and consulting service provided to Anvia’s customers.

Payable to a related party amounted to $4,120 and $0 at December 31, 2017 and 2016, respectively. The $4,120 payable to the affiliate was for short term advances received for the Company’s working capital needs. The $4,120 advance received from the affiliate is unsecured, non-interest bearing and payable on demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments

On February 9, 2017, the Company executed an operating lease agreement for its principal office with a monthly rent of $289, lease commencing on February 10, 2017 and terminating on February 28, 2018. The Company paid a security deposit of $578 on February 9, 2017 upon the execution of the lease. On November 1, 2017, the Company negotiated to terminate the lease and agreed to forgo the security deposit of $578 in settlement of terminating the lease. The Company recorded rent expense of $2,807 and $0 for the year ended December 31, 2017 and 2016, respectively.

Litigation Costs and Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Other than as set forth below, management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

NOTE 8: STOCKHOLDERS’ EQUITY

The Company’s capitalization at December 31, 2017 was 100,000,000 authorized common shares and 20,000,000 authorized preferred shares, both with a par value of $0.0001 per share.

Common Stock

On July 22, 2016, the Company issued 20,000,000 shares of its common stock, at par value of $0.0001 per share, to two directors and officers for the services performed valued at $2,000. The officers and directors of the Company contributed as additional paid in capital in settlement of Company’s expenses of $312 as of December 31, 2016.

On January 10, 2017, the Company effectuated a change in control and redeemed 19,500,000 shares of its then outstanding 20,000,000 shares of common stock upon the resignation of two officers and directors. On January 11, 2017, the Company issued 5,000,000 shares of its common stock at par value and at a discount of $500, accepted resignation of two officers and directors, and pursuant to Section 4(2) of the Securities Act of 1933, appointed Mr. Ali Kasa, to be the Company’s Chief Executive Officer, the sole officer and director. On November 7, 2017, the Company and two former founders and directors of the Company mutually agreed to cancel the remaining 500,000 shares of the Company’s common stock valued at $50 issued to them on July 22, 2016 (Inception Date). The shares were added to the Company’s authorized but not unissued common stock on the date of return.

On February 16, 2017, the Company issued to a family member of the President of the Company 1,000,000 shares of its common stock for total proceeds of $1,000. On February 16, 2017, the Company issued to an officer and director of the Company, an aggregate of 5,000,000 shares of its common stock for total proceeds of $500, or at $0.0001 per share (Note 6).

For the year ended December 31, 2017, the Company sold 14,003,367 shares of its common stock to the Investors between the share price of $0.001 per share to $0.60 per share and received cash proceeds of $160,552. The Company has also received in advance $420 for stock subscription deposits for which the Company has not issued 420,000 shares of common stock as of December 31, 2017. All the stock certificates issued to the investors have been affixed with an appropriate legend restricting sales and transfers. Based on the foregoing, the Company has issued the shares in reliance upon the exemptions from registration provided by Section 4a (2) of the Securities Act of 1933.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at December 31, 2017 and 2016 were 19,003,367 and 20,000,000, respectively.

Preferred Stock

Series A Preferred Stock

The Company’s directors and officers have beneficial ownership of the entire class of the Company’s Series A Preferred Stock, which voting together as a class, have the right to vote 51% of the Company’s voting shares on all shareholder matters (the “Majority Voting Rights”) not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 60% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

Other than the Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever; provided, however, the Series A Preferred Stock and the rights associated therewith, could act to prevent or delay a change in control.

In February 2017, the Company issued 600 shares of Series A preferred stock to its President for total proceeds of $0.06, and 400 shares of Series A preferred shares to an officer and director, who resigned from the Company on October 20, 2017, for total proceeds of $0.04.

At December 31, 2017, the Company has 1,000 shares of Series A preferred stock issued and outstanding.

NOTE 9: INCOME TAX

Income tax expense for the years ended December 31, 2017 and 2016 is summarized as follows.

	December 31, 2017	December 31, 2016
Deferred:
Federal	$(22,424)	$(2,571)
State	-	-
Change in valuation allowance	22,424	2,571
Income tax expense (benefit)	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rates of 34% and the state income tax rates net of federal tax benefit of 0%, for the years ended December 31, 2017 and 2016, respectively, to the income taxes reflected in the Statements of Operations:

	December 31, 2017	December 31, 2016
Book Income (loss)	34%	34%
State taxes	-%	-%
Total	34%	34%
Valuation allowance	-34%	-34%
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and 2016, respectively, are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carry forward	$16,421	$2,571
Total gross deferred tax assets	16,421	2,571
Less - valuation allowance	(16,421)	(2,571)
Net deferred tax assets	$—	$—

Deferred income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, significantly altering U.S. corporate income tax law. The SEC issued Staff Accounting Bulletin 118, which allows companies to record reasonable estimates of enactment impacts where all of the underlying analysis and calculations are not yet complete. The provisional estimates must be finalized within a one-year measurement period. The Company reduced its net domestic deferred tax asset balance by $8,574 due to the reduction in corporate tax rate from 34% to 21%. These adjustments are fully offset by a change in the Company’s U.S. valuation allowance.

At December 31, 2017, the Company had accumulated deficit of approximately $74,000 for U.S. federal and Delaware income tax purposes available to offset future taxable income expiring on various dates through 2035. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance during the years ended December 31, 2017 and 2016 was an increase of $22,424 and $2,571, respectively.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2017, tax years 2016 and 2017 remain open for examination by the IRS and California. The Company has received no notice of audit from the Internal Revenue Service or California for any of the open tax years.

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated the subsequent events through April 17, 2018, the date which the financial statements were available to be issued noting no items that would impact the accounting for events or transactions in the current period or require additional disclosures.

On January 17, 2018, the Company acquired Anvia (Australia) Pty Ltd, formerly known as Kasa Corporation (Australia) Pty Ltd, for all of its issued and outstanding shares of common stock on the date of acquisition. Upon completion of the acquisition, Anvia (Australia) Pty Ltd became a wholly-owned subsidiary of the Company. Anvia (Australia) Pty Ltd shall operate Anvia market and Anvia recruiters’ sites and business units in Australia and global markets.

The Company acquired Anvia (Australia) Pty Ltd from Nikolin Kasa, who is brother of Ali Kasa, President and Chief Executive Officer of Anvia Holdings Corporation. The acquisition was made in consideration of the Company issuing 5,000 shares of common stock valued at U.S $0.60 per share for a total consideration of $3,000, based on the fair value of the common stock on the date of acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of December 31, 2017 and they were therefore not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The weaknesses in our controls and procedure were lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, we determined that there was a control deficiency that constituted a material weakness:

(1)	Due to the Company not having formal Control procedures related to the approval of related party transactions;
(2)	Management did not maintain effective internal controls relating to the quarter end closing and financial reporting process;
(3)	The Company has insufficient internal personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions; and
(4)	The Company did not maintain effective internal controls to assure proper segregation of duties as the same employee is responsible for initiating and recording of transactions, thereby creating a segregation of duties weakness.

This control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— 2013 Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiency. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2017. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan to hire an independent third-party consultant to assist in identifying and determining the appropriate accounting procedures and controls to implement.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships among any of the officers and directors.

Name	Position
Ali Kasa	President, Chief Executive Officer, Director
Dhurata Toli	Financial Controller, Secretary
Waleed Badurik*	Chief Technology Officer, Director

*	Resigned from the Board on October 20, 2017

The Company is authorized to have at least one director but no more than five. Each of the Company’s director’s serves for a term of one year or until a successor is elected and qualified.

Ali Kasa

Ali Kasa serves as President, Chief Financial Officer and sole director of the Company. Prior to assuming control over Anvia, Mr. Kasa was the CEO of Egnitus Holdings Pty Ltd providing business growth solutions to businesses with offices in Australia, Malaysia, Saudi Arabia, the UK and Albania. Mr. Kasa has years of practical experience in starting, managing and exiting businesses and has sold over 26 new ventures. Mr. Kasa served as a consultant to several large international corporations in the areas of workforce planning, business modeling and strategic planning. In 2001, Mr. Kasa received an honorary LLB from International Islamic University Malaya and in 2004, Mr. Kasa received a Master’s degree in Comparative Laws from International Islamic University Malaya. In 2013, Mr. Kasa received his Master’s degree in Business Administration from Asiac University.

Dhurata Toli

Dhurata Toli serves as the Financial Controller and Secretary of Anvia since July 2017 and oversees all aspects of the Company’s accounting functions including planning, executing, controlling and reporting all financial matters. From June 2016 to June 2017, Ms. Toli worked as Group Support Services Manager of Egnitus Albania. From December 2014 to May 2016, Ms. Toli worked at Trans Adriatic Pipeline as a financial consultant. From August 2011 to November 2014, Ms. Toli worked as Operational Director with the General Directorate of Local Taxes and Fees, with the Municipality of Tirana in Albania. From October 2009 to July 2011, Ms. Toli worked at BKT Bank as Branch Manager. Ms. Toli earned her Masters’ of Science degree in banking from University of New York, Tirana, in collaboration with the Institute Universitaire Kurt Bosch in Switzerland, and Master’s degree in Finance and Accounting from Tirana University.

Waleed Badurik

Waleed Badurik obtained Bachelor’s degree in Computer Engineering from University of Science and Technology KSA and he pursued and obtained Masters’ degree in Science in Computer & Information Engineering from IIU, Malaysia. In addition to academic qualifications, Waleed obtained professional qualifications from Cisco, Microsoft and other institutions for Network, Security and Performance Management aspects. Prior to joining Anvia Holdings Corporation as a Director and its Chief Technology Officer (CTO), Waleed worked as in diverse roles with large conglomerates in Middle East and Australia. He started as Network Specialist and moved up the career in positions such as Network & Security Manager, Director of Customer Support and Systems Director. Mr. Badurik has been managing ICT projects from small, large and multinational companies and involved throughout the Product Life Cycle. He has supervised the development of more than 5 different software and mobile applications across different platforms. On October 20, 2017, Mr. Badurik resigned from the Board to pursue other business interests.

Term of Office

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. Based on this definition, the Company has two independent directors. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Code of Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Company successfully completes a business combination that results in the acquisition of an on-going business and thereby commences operations.

Item 11. Executive Compensation

The Company has not entered into any employment agreements with any of its officers. It intends to pay annual salaries to such officers and will pay an annual stipend to its directors when the Board determines, in its sole discretion, that cash flow is sufficient to make such payments in light of other cash needs of the Company.

Although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program. In addition, the Company plans to offer 401(k) matching funds as a retirement benefit, paid vacation days and paid holidays.

The Company does not have a compensation committee. Given the nature of the Company’s business, its limited stockholder base and the current management composition, the board of directors does not believe that the Company requires a compensation committee at this time.

The following table summarizes all compensation recorded by us in 2017, 2016 and 2015 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2017. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE

 The following table presents information concerning the compensation awarded to, earned by, or paid to the named executive officers for services rendered for the two years ended December 31, 2017.

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Ali Kasa	2017	0	0	0	0	0	0	0	0
President, CEO, Director	2016	0	0	0	0	0	0	0	0

Dhurata Toli	2017	0	0	0	0	0	0	15,025	15,025
Financial Controller, Secretary	2016	0	0	0	0	0	0	0	0

Waleed Badurik *	2017	0	0	0	0	0	0	0	0
Chief Technology Officer, Director	2016	0	0	0	0	0	0	0	0

* Resigned from the Board on October 20, 2017.

Employment Agreements

The Company has not entered into any employment agreements with any officers or key personnel. The Company has no oral agreements or understandings with any officer or employee regarding base salary or other compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information as of the date of this report regarding the beneficial ownership of the Company’s Common Stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Name and Position	Shares Owned	Percent of Class (1)	Voting Percentage (7)
Ali Kasa, (2)(3) President, Chief Executive Officer, Director	5,000,000	26.3%	43.29%

Dhurata Toli, Financial Controller, Secretary	-	-	-

Ali Mohammed Al Qahtani (4)
> 5% Shareholder	1,166,667	6.1%	2.94%

Luftar Kasa (5)
> 5% Shareholder	1,000,000	5.3%	2.49%

Yasser Elsayed Aly Ahmed Elezaby (6)
> 5% Shareholder	5,000,000	26.3%	12.69%

All Officers and directors as a Group (2 persons)	5,000,000	26.3%	76.38%

(1)	Based on 19,003,367 shares of Common Stock outstanding.

(2)	Consists of 5,000,000 shares issued on change of control.

(4)	The address of Ali Mohammed Al Qahtani is 5, Al-Jazirah Section, Riyadh, Saudi Arabia.

(5)	The address of Luftar Kasa is RR. Haxhi Isuf Banka, Salite E Vogel, Tirana, Albania.

(6)	The address of Yasser Elsayed Aly Ahmed Elezaby is 162 Century Dr, Syracuse NY 13209.

(7)	Based on aggregate voting shares, including Common Stock shares and Series A Preferred Stock shares that are presently issued and outstanding.

The following table sets forth information as of the date of this report regarding the beneficial ownership of the Company’s Series A Preferred Stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the class of stock after giving effect to any exercise of warrants or options held by that person.

Name and Position	Shares Owned	Percent of Class (1)	Voting Percentage (4)
Ali Kasa, (2) President, Chief Executive Officer, Director	600	60%	43.29%

Dhurata Toli (2)	-	-	-
Financial Controller

Waleed Badurik*, (3)	400	40%	33.09%

All Officers and directors as a Group (2 persons)	600	60%	43.29%

* Resigned from the Board on October 20, 2017

(1)	Based on 1,000 shares of Series A Preferred Stock outstanding, which, voting together as a class, have the right to vote 51% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not, without the consent of the sixty-percent (60%) of the holders of the Series A Preferred Stock, voting as a separate class, alter or change the provisions of the Certificate of Incorporation so as to adversely affect the voting powers, preferences or special rights of the Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock. Other than the Majority Voting Rights, the Series A Preferred Stock does not have any other dividend, liquidation, conversion, or redemption rights, whatsoever

(2)	The address of the officers and director of the Company is located at 1125 E Broadway #770, Glendale, California 91205

(3)	The address of the officers and directors of the Company is located at 366 Nursery Road, Holland Park, 4121 Queensland, Australia.

(4)	Based on aggregate voting shares, including Common Stock shares and Series A Preferred Stock shares, presently issued and outstanding.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 11, 2017, the Company issued 5,000,000 shares of its common stock to Ali Kasa, an officer and director of the Company for services rendered to the Company, valued at $500, or $.0001 per share.

In February 2017, the Company issued to Ali Kasa, an officer and director of the Company an aggregate of 600 Series A Preferred Stock shares for total proceeds of $0.06.

In February 2017, the Company issued to Waleed Badurik, an officer and director of the Company, an aggregate of 400 Series A Preferred Stock shares for total proceeds of $0.04.

In March 2017, the Company issued to Luftar Kasa, a member of Mr. Ali Kasa’s family, 1,000,000 shares of its common stock for total proceeds of $1,000.

In March 2017, the Company issued to Waleed Badurik, an officer and director of the Company, an aggregate of 5,000,000 shares of its common stock in exchange for services rendered to the Company, valued at $500, or $.0001 per share.

On May 7, 2017, the Company entered an agreement with Egnitus Holding Pty Ltd (“Egnitus”) to design and develop its web-based technology and Android and IOS applications. Mr. Ali Kasa, a director and officer of the Company, is also employed by Egnitus.

On November 7, 2017, Mr. James Cassidy and Mr. Jim McKillop, former founders and directors of the Company, returned all the shares of the Company’s common stock owned by them back to the Company. Messrs. Cassidy and McKillop owned 250,000 shares each, aggregating approximately 2.5% of the Company’s issued and outstanding common stock. The shares were added to the Company’s authorized but not unissued common stock.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us, we believe that our officers and directors and our principal stockholder who are required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to the last fiscal year, except that our officers and directors and shareholder failed to file a Form 3 after we registered our common stock under Section 12(g) of the Securities Exchange timely. The officers and director intend to file their Form-3s no later than April 30, 2018.

Item 14. Principal Accountant Fees and Services.

During 2017 and 2016, KCCW Accountancy Corp., the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2017, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2017.

	Year ended December 31,
	2017	2016
Audit Fees	$9,395	$5,250

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by KCCW Accountancy Corp. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

3.1*	Certificate of Incorporation (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.2*	By-laws (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.3*	Sample stock certificate (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.4*	Certificate of Amendment filed with the Secretary of State of Delaware on January 12, 2017 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

3.5*	Amended Bylaws (filed as exhibit to the Form S-1/A filed on June 22, 2017)

3.6*	Series A Preferred Stock Certificate of Designation (filed as exhibit to the Form 8-K filed on March 17, 2017)

10.1*	Term Sheet by and between the Company and All Crescent Sdn Bhd. (filed as exhibit to the Form S-1 filed on May 2, 2017)

10.2*	Agreement by and between Ali Kasa and Tiber Creek Corporation dated May 12, 2016 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.3*	Service Agreement by and between the Company and Eurojet Australia Pty Ltd dated May 23, 2017 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.4*	Agreement by and between the Company and Egnitus Holding Pty Ltd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.5*	Appointment Letter issued by Stanley Footwear Consortium Sdn Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.6*	Appointment Letter issued by YKGI Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.7*	Appointment Letter issued by Asteel Sdn Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1/A as filed with the SEC on September 11, 2017.

**	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April 2018.

ANVIA HOLDINGS CORP.

By:	/s/ Ali Kasa
Ali Kasa, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Ali Kasa	Dated: April 17, 2018
Ali Kasa
President (Principal Executive Officer), Chief Executive Officer, and Director

/s/ Dhurata Toli	Dated: April 17, 2018
Dhurata Toli
Financial Controller (Principal Accounting Officer)

EXHIBIT INDEX

3.1*	Certificate of Incorporation (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.2*	By-laws (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.3*	Sample stock certificate (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.4*	Certificate of Amendment filed with the Secretary of State of Delaware on January 12, 2017 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

3.5*	Amended Bylaws (filed as exhibit to the Form S-1/A filed on June 22, 2017)

3.6*	Series A Preferred Stock Certificate of Designation (filed as exhibit to the Form 8-K filed on March 17, 2017)

10.1*	Term Sheet by and between the Company and All Crescent Sdn Bhd. (filed as exhibit to the Form S-1 filed on May 2, 2017)

10.2*	Agreement by and between Ali Kasa and Tiber Creek Corporation dated May 12, 2016 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.3*	Service Agreement by and between the Company and Eurojet Australia Pty Ltd dated May 23, 2017 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.4*	Agreement by and between the Company and Egnitus Holding Pty Ltd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.5*	Appointment Letter issued by Stanley Footwear Consortium Sdn Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.6*	Appointment Letter issued by YKGI Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.7*	Appointment Letter issued by Asteel Sdn Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1/A as filed with the SEC on September 11, 2017.

**	Filed herewith

