Form 10-Q
period 2018-03-31
Anvia Holdings Corp
filed 2018-05-21
CIK 1681282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

1125 E. Broadway #770, Glendale, CA 91205

(Address of principal executive offices)

(323) 713-3244

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at May 21, 2018 was 19,013,367.

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

PART I.

Item 1. Financial Statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(UNAUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$733	$468
Accounts receivable	4,768	81,000
Due from related parties	4,503	9,269

Total Current Assets	10,004	90,737

Computer software, net	27,000	28,500

Other Assets
Prepaid deposits for acquisitions	55,297	23,200
Total Other Assets	55,297	23,200

Total Assets	$92,301	$142,437

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$9,276	$18,639
Accounts payable - related party	-	10,500
Accrued liabilities	37,534	29,614
Payable to related party	3,000	3,000
Payable to affiliate	-	4,120
Total Current Liabilities	49,810	65,873

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000 shares and none issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 19,003,367 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,900	1,900
Discount on common stock	(500)	(500)
Additional paid in capital	158,471	158,471
Stock subscriptions received in advance	420	420
Accumulated other comprehensive loss	(343)	(278)
Accumulated deficit	(117,457)	(83,449)
Total Stockholders’ Equity	42,491	76,564

Total Liabilities and Stockholders’ Equity	$92,301	$142,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017

Revenue	$17,839	$-

Cost of Revenue	4,369	-

Gross Profit	13,470	-

Operating Expenses
Consulting expenses	17,800	10,300
Travel expenses	15,560	8,880
Other general and administrative	12,347	5,720

Total Operating Expenses	45,707	24,900

Loss from Operations	(32,237)	(24,900)

Other Expense
Foreign exchange loss	(1,771)	-
Total Other Loss	(1,771)	-

Loss before Income Tax	(34,008)	(24,900)

Provision for Income Tax	-	-

Net Loss	$(34,008)	$(24,900)

Other Comprehensive Income
Foreign currency translation gain	65	-

Comprehensive Loss	$(33,943)	$(24,900)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	19,003,367	9,349,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(34,008)	$(24,900)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Redemption of common stock in connection with the change of control	-	(1,950)
Amortization of computer software	1,500	-
Changes in operating assets and liabilities
Accounts receivable	76,128	-
Prepaid deposits	-	(4,278)
Accounts payable	(13,639)	-
Accounts payable - related party	(10,500)	-
Accrued liabilities	12,289	(1,729)
Net Cash Provided by (Used in) Operating Activities	31,770	(32,857)

Cash Flows from Investing Activities
Net cash paid for earnest deposit for acquisitions	(52,853)	-
Net Cash Used In Financing Activities	(52,853)	-

Cash Flows from Financing Activities
Cash proceeds advanced from related party	21,359	4,116
Cash proceeds from stock subscriptions received in advance	-	475
Cash proceeds from sale of common stock	-	29,275
Net Cash Provided by Financing Activities	21,359	33,866

Effect of exchange rate changes on cash	(11)	-

Net Increase in Cash and Cash Equivalents	265	1,009

Cash and Cash Equivalents, Beginning of the Period	468	-

Cash and Cash Equivalents, End of the Period	$733	$1,009

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock subscriptions receivable	$-	$1,277
Common stock issued to founders for no consideration	$-	$500
Common stock to be issued for share exchange acquisition	$3,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

On January 2, 2018, the Company entered into a stock-for-stock acquisition agreement (the “Acquisition”) with Anvia (Australia) Pty Ltd., an entity organized and incorporated under the laws of Australia. Pursuant to the terms of the Acquisition, the Company agreed to issue to the owner of Anvia (Australia) 5,000 shares of its common stock, valued at $0.60 per share as the fair value of the common stock, in exchange for all of the issued and outstanding stock of Anvia (Australia) to complete the share exchange and restructuring of entities under common control. Mr. Ali Kasa, who is the officer, director and majority shareholder of the Company, is the spouse of Ms. Lindita Kasa, the sole shareholder of Anvia (Australia) Pty Ltd, prior to the acquisition. The Company issued the shares to Ms. Lindita Kasa on May 10, 2018.

Anvia (Australia) Pty Ltd specializes in designing and implementing a complete eco-system for tradesmen in Australia by sourcing, training and placing employees for its clients for agreed compensation. Pursuant to the Acquisition, the Company has acquired the business plan, operations and contracts of its wholly-owned subsidiary, Anvia (Australia) Pty Ltd.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2018, and the results of operations and cash flows for the three months ended March 31, 2018. The consolidated balance sheets as of December 31, 2017 is derived from the Company’s audited financial statements.

Since the Company and Anvia (Australia) Pty Ltd were under Mr. Ali Kasa’s common control prior to the Acquisition on January 2, 2018, the Acquisition is accounted for as a restructuring transaction in accordance with generally accepted accounting principles (“GAAP”). The Company has recast prior period consolidated financial statements to reflect the conveyance of Anvia (Australia) Pty Ltd. to the Company as if the restructuring transaction had occurred as of the earliest date of the consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these interim condensed consolidated financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s 2017 Annual Report filed with the Securities and Exchange Commission on Form 10-K on April 17, 2018.

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenue and has sustained operating losses since inception to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $34,008 for the three months ended March 31, 2018, had a working capital deficit of $39,806, and an accumulated deficit of $117,457 as of March 31, 2018 and $83,449 as of December 31, 2017. The Company incurred a net loss of $24,900 and negative cash flows from operating activities of $32,857 for the three months ended March 31, 2017, had a working capital deficit of $2,350 and accumulated deficit of $32,462 as of March 31, 2017. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Anvia (Australia) Pty Ltd. All intercompany transactions and balances are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had cash balances of $733 and $468 as of March 31, 2018 and December 31, 2017, respectively.

Accounts Receivable

Accounts receivable represent income earned from vocational training and education programs provided for the construction tradesmen to its customers for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay. The Company has recorded accounts receivable of $4,768 and $81,000 as of March 31, 2018 and December 31, 2017, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and prepaid deposits. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at March 31, 2018 and December 31, 2017, respectively.

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

Foreign Currency Translation

The Company uses the United States dollar (“USD”) for financial reporting purposes. The Company maintains the books and records in its functional currency, being the primary currency of the economic environment in which its operations are conducted. For reporting purpose, the Company translates the assets and liabilities to U.S. dollars using the applicable exchange rates prevailing at the balance sheet dates, and the statements of income are translated at average exchange rates during the reporting periods. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet and is included as part of accumulated other comprehensive income. The functional currency of the Company’s subsidiary in Australia is Australian Dollars (“AUD”).

The exchange rates used to translate amounts in AUD into USD for the purposes of preparing the financial statements were as follows:

March 31, 2018
Balance sheet	AUD 1.00 to USD 0.77
Statement of operations and comprehensive loss	AUD 1.00 to USD 0.79

December 31, 2017
Balance sheet	AUD 1.00 to USD 0.78
Statement of operations and comprehensive loss	AUD 1.00 to USD 0.77

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2018 and December 31, 2017, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

The Company’s financial instruments consist principally of cash, accounts receivable, prepaid deposit for acquisitions, accounts payable, accrued liabilities and payable to related party. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Reclassifications

Certain classifications have been made to the prior year consolidated financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recent Accounting Pronouncements

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

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company has evaluated the impact of adopting ASU 2016-18 noting it will only impact the Company to the extent it has restricted cash in the future.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – PREPAID DEPOSITS FOR ACQUISITIONS

The Company had prepaid deposits of $55,297 and $23,200 at March 31, 2018 and at December 31, 2017, respectively. Prepaid deposits of $55,297 at March 31, 2018 consisted of (i) $35,297 prepayment for the acquisition of an entity named Global Institute of Vocational Education, located in Australia, specializing in designing, implementing and maintaining B2B software solutions for Anvia eco-system for tradesmen in Australia and globally; and (ii) $20,000 prepayment towards acquisition of an entity named All Crescent Sdn Bhd located in Malaysia. Prepaid deposits at December 31, 2017 consisted of (i) 20,000 prepaid to a third party towards acquisition of an entity named All Crescent Sdn Bhd located in Malaysia, and (ii) $3,200 prepayment towards acquisition of Global Institute of Vocational Education.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	March 31, 2018	December 31, 2017
Professional fees	$20,857	$23,230
Consulting fees	14,943	6,384
Other accrued expenses	1,734	-
Total	$37,534	$29,614

NOTE 5 – RELATED PARTY TRANSACTIONS

The related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of entity of individual	Relationship with the Company and its subsidiary
Ali Kasa	Director and CEO of the Company
Egnitus Australia Pty Ltd	Entity controlled by Mr. Ali Kasa
Lindita Kasa	Spouse of Ali Kasa and former sole shareholder of Anvia (Australia) Pty Ltd
Egnitus Holdings Pty Ltd	Entity controlled by Mr. Ali Kasa

Transactions

Accounts Payable

	March 31, 2018	December 31, 2017
Egnitus Holdings Pty Ltd	$-	$10,500

Accounts payable was for the cost of training and consulting services provided to the Company’s customers.

Payable to Related Party

	March 31, 2018	December 31, 2017
Lindita Kasa	$3,000	$3,000

Payable to Mrs. Lindita Kasa was for the cost of purchase of Anvia (Australia) Pty Ltd.

Payable to Affiliate

	March 31, 2018	December 31, 2017
Egnitus Australia Pty Ltd	$-	$4,120

Payable to affiliate was for the Company’s working capital needs. Funds advanced to the Company are non-interest bearing, unsecured and due on demand.

Due from Related Parties

	March 31, 2018	December 31, 2017
Ali Kasa	$4,162	$6,807
Egnitus Holdings Pty Ltd	341	-
Egnitus Australia Pty Ltd	-	2,462
	$4,503	$9,269

The Company paid for travel and other expenses of Mr. Ali Kasa prior to the change in control that occurred on January 10, 2017. The Company deemed these expenses as personal expenses of the officer and recorded those amounts as due from the officer.

The amount due from related parties are non-interest bearing, unsecured and due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at March 31, 2018 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On January 2, 2018, the Company entered into a stock-for-stock acquisition agreement (the “Acquisition”) with Anvia (Australia) Pty Ltd, an entity organized under the laws of Australia. Pursuant to the terms of the Acquisition, the Company issued to the owner of Anvia (Australia) Pty Ltd 5,000 shares of its common stock, valued at $0.60 per share as the fair value of the common stock, in exchange for all of the issued and outstanding stock of Anvia (Australia) to complete the share exchange and restructuring of entities under common control. Mr. Ali Kasa, who is the officer, director and majority shareholder of the Company, is the spouse of Mrs. Lindita Kasa, the sole shareholder of Anvia (Australia) Pty Ltd, prior to the acquisition. The Company issued the shares to Ms. Lindita Kasa on May 10, 2018. The Company has recast prior period financial statements to reflect the conveyance of Anvia (Australia) to the Company as if the restructuring had occurred as of the earliest date of the consolidated financial statements.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at March 31, 2018 and December 31, 2017 were 19,003,367.

Preferred stock

Series A Preferred Stock

The Company’s directors and officers have a beneficial ownership of the entire class of the Company’s Series A Preferred Stock, which voting together as a class, have the right to vote 51% of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, the Company shall not adopt any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 60% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

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

At March 31, 2018 and December 31, 2017, the Company has 1,000 shares of Series A preferred stock issued and outstanding, respectively.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 18, 2018, the date the financial statements were available to be issued noting the following transactions that would impact the accounting for events or transactions in the current period or require additional disclosures.

In May, 2018, the Company issued 5,000 shares of its common stock to Mr. Nikolin Kasa, brother of Mr. Ali Kasa, CEO of the Company, for $6,000 (or valued at $1.2 per share) of consulting and business advisory services that will be performed within the following year.

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

We are a development stage enterprise and are incorporated in the State of Delaware on July 22, 2016. As of the periods from inception, through the date of this quarterly report, we generated minimal revenues and incurred expenses and operating losses, as part of our development stage activities. We recorded a net loss of $34,008 for the three months ended March 31, 2018, net cash flows provided by operating activities of $31,770, working capital deficit of $39,806, and an accumulated deficit of $117,457 at March 31, 2018.

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

We believe that Sydney, Australia is a hotbed for vocational training for the construction market. Sydney is in the province of New South Wales which is a hot zone that holds approximately 32% of establishments in the region. In the near future, it is expected that the government reform learning institute’s boundaries, which will allow establishments to operate on a national scope. Furthermore, we expect to have several revenue streams, such as its e-learning and loyalty channels, that will conduct operation on an international scope. We expect to also open satellite offices in Melbourne and Queensland. We will have an administrative office, classroom that can hold up to 40 students on site and various workshops. We will operate 7 days a week, including evenings, to accommodate students that work during normal business hours. We will have developed a fully integrated learning and student management system that can digitally track learning time an offer a personalized training experience custom to every student.

On January 2, 2018, we entered into a stock-for-stock acquisition agreement (the “Acquisition Agreement”) with Anvia (Australia) Pty Ltd, an entity organized under the laws of Australia. We agreed to issue to the sole owner of Anvia (Australia) Pty Ltd 5,000 shares of our common stock, valued at the fair market value of $0.60 per share, in exchange for all of the issued and outstanding stock of Anvia (Australia) to complete the share exchange and restructuring of entities under common control. We issued the 5,000 shares to the sole owner of Anvia (Australia) Pty Ltd on May 10, 2018. We have casted prior period financial statements to reflect the conveyance of Anvia (Australia) to the Company as if the restructuring had occurred as of the earliest date of the consolidated financial statements. Anvia (Australia) Pty Ltd., was an entity solely owned by Lindita Kasa, spouse of Ali Kasa, CEO and director of our Company prior to the acquisition. As a wholly-owned subsidiary, Anvia (Australia) shall operate Anvia market and Anvia recruiters’ sites and business units in Australia and global markets.

Anvia Market is an ecommerce platform where construction tradesmen can purchase safety wears and tools of their choice. Given the fact that there are 1.5 Million licensed tradesmen and Australian high adoption of online shopping, Anvia market is expected to contribute to revenue growth of our Company.

Anvia Recruiters is placement services specializes in training and placing qualified tradesmen within construction industry in Australia. Recruitment services accounted for 100% of Anvia Holdings Corporation. With the Anvia recruited online platform in place and dedicated employees to manage the platform we forecast that Anvia recruiters will continue to be the key revenue source for our Company in 2018.

On March 22, 2017, we entered into a non-binding preliminary agreement with All Crescent Sdn Bhd (“All Crescent”). Under the terms of the proposed All Crescent acquisition (the “Acquisition”), we agreed to pay a consideration of $200,000 in exchange for obtaining 51% equity stake in All Crescent. At the time of closing of the Acquisition, among other things, All Crescent shall (1) own 100% of the issued and outstanding capital stock of Sage Interactive Sdn Bhd and 100% of the issued and outstanding capital stock of Sage Interactive MSC Sdn Bhd (collectively “Sage Interactive”); and (2) own 5% of the issued and outstanding capital stock of Celex Media Sdn Bhd (“Celex”). Sage Interactive and Celex are Malaysian companies that own the “Learning Management System and Applications” technology and specialize in developing and providing learning management technologies, learning solutions and eContent. Celex operates as digital content aggregator, e-learning platform provider and distributor of e-books, e-magazines and e-textbooks. Upon consummation of the proposed Acquisition, All Crescent shall become a majority-owned subsidiary of the Company. We have completed the due diligence of this Acquisition and are negotiating the final terms. However, no formal agreements have been executed as of the date of this report.

Results of Operations

Our results of operations for the three months period ended March 31, 2018 included the operations of the Company and Anvia (Australia) Pty Ltd. Revenues for the three months period ended March 31, 2018 and 2017 were $17,839 and $0, respectively, earned by providing construction induction training and white card for plumber position, and providing consulting services for development of building inspection process. Cost of revenue for providing construction induction training and consulting services for development of building inspection process to customers for the three months ended March 31, 2018 and 2017 were $4,369 and $0, respectively. Operating expenses for the three months ended March 31, 2018 and 2017 were $45,707 and $24,900, respectively. Operating expenses consisted of consulting and business advisory services of 17,800, travel, meals and lodging expense of $15,560, and other general and administrative expenses of $12,347. Operating expenses for the three months ended March 31, 2017 consisted of $10,300 in professional fees paid to consultants, $8,880 in travel, meals and lodging expense, and approximately $5,720 in other general and administrative expenses.

We recorded a loss of $1,771 and $0 for the three months ended March 31, 2018 and 2017, respectively, due to the foreign currency fluctuations.

As a result of above, we recorded a net loss of $34,008 and $24,900 for the three months ended March 31, 2018 and 2017, respectively

Liquidity and Capital Resources

Cash and cash equivalents were $733 at March 31, 2018 as compared to $468 at December 31, 2017. As shown in the accompanying condensed consolidated financial statements, we recorded a net loss of $34,008 for the three months ended March 31, 2018. Our working capital deficit at March 31, 2018 was $39,806, net cash provided by operating activities for the three months ended March 31, 2018 was $31,770, and accumulated deficit was $117,457. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2018 was $31,770 which resulted primarily from our net loss of $34,008, amortization of software of $1,500, net decrease in accounts receivable of $76,128, decrease in accounts payable of $13,639, decrease in accounts payable – related parties of $10,500, and net increase in accrued liabilities of $12,289. Net cash used in operating activities for the three months ended March 31, 2017 was $32,857, which primarily resulted from our net loss of $24,900, redemption of common stock in connection with the change of control was $1,950, increase in prepaid deposits of $4,278 and net decrease in accrued liabilities of $1,729.

Investing Activities

Net cash used in Investing activities for the three months ended March 31, 2018 was $52,853 primarily due to the earnest deposits of $52,853 paid by the Company for the pending completion of the acquisition of Global Institute of Vocational Education. There were no investing activities for the three months ended March 31, 2017.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $21,359 primarily due to cash received from related parties as advances. Net cash provided by financing activities for the three months ended March 31, 2017 was $33,866 primarily due to receipt of cash proceeds advanced by the related party of $4,116, cash proceeds from stock subscriptions received in advance were $475, and cash proceeds from sale of common shares were $29,275.

We recorded a decrease in cash of $11 due to the effect of foreign exchange rate changes on cash.

As a result of the above activities, we experienced a net increase in cash of $265 and $1,009 for the three months ended March 31, 2018 and March 31, 2017, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

While our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our Annual Report filed with the SEC on April 17, 2018, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

The Company’s financial instruments consist principally of cash, accounts receivable, prepaid deposit for acquisitions, accounts payable, accrued liabilities and payable to related party. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company has evaluated the impact of adopting ASU 2016-18 noting it will only impact the Company to the extent it has restricted cash in the future.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of March 31, 2018 and they were, therefore, not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The weaknesses in our controls and procedure were lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the quarter ended March 31, 2018. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan to hire an independent third-party consultant to assist us in identifying and determining the appropriate accounting procedures and controls to implement. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Anvia Holdings Corporation

Date: May 21, 2018	/s/ Ali Kasa
Ali Kasa, President

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the date stated herein.

/s/ Ali Kasa	Dated: May 21, 2018
Ali Kasa
President (Principal Executive Officer), Chief Executive Officer, and Director

/s/ Dhurata Toli	Dated: May 21, 2018
Dhurata Toli
Financial Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

