Form 10-Q
period 2018-06-30
Anvia Holdings Corp
filed 2018-08-28
CIK 1681282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at August 28, 2018 was 19,285,425.

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

PART I.

Item 1. Financial Statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$252,364	$468
Accounts receivable	3,110	81,000
Due from related party	-	9,269
Prepaid expenses and other current assets	1,571	-
Total Current Assets	257,045	90,737

Computer software, net	25,500	28,500

Other Assets
Prepaid deposits for acquisitions	20,000	23,200

Total Assets	$302,545	$142,437

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,367	$18,639
Accounts payable - related party	-	10,500
Accrued liabilities	33,972	29,614
Embedded conversion option liability	306,953	-
Convertible notes payable, net of debt discount of $316,350 at June 30, 2018	56,650	-
Payable to related party	1,085	3,000
Payable to affiliate	22,559	4,120
Total Current Liabilities	424,586	65,873

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000 shares and none issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 19,285,425 and 19,003,367 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,929	1,901
Discount on common stock	(500)	(500)
Additional paid in capital	575,530	158,471
Restricted stock receivable	(408,087)	-
Stock subscriptions received in advance	420	420
Accumulated other comprehensive income (loss)	1,127	(278)
Accumulated deficit	(292,460)	(83,449)
Total Stockholders’ Equity (Deficit)	(122,041)	76,564

Total Liabilities and Stockholders’ Equity	$302,545	$142,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$61,584	$8,330	$79,423	$8,330

Cost of Revenue	10,427	3,150	14,796	3,150

Gross Profit	51,157	5,180	64,627	5,180

Operating Expenses
Consulting expenses	24,927	-	42,727	-
Travel expenses	3,342	-	18,902	-
Other general and administrative	122,090	16,748	134,437	41,648
Total Operating Expenses	150,359	16,748	196,066	41,648

Loss From Operations	(99,203)	(11,568)	(131,440)	(36,468)

Other Income (Expenses)
Change in the fair value of embedded conversion Option Liability	14,119	-	14,119	-
Impairment of intangible asset	(55,763)	-	(55,763)	-
Interest expense	(35,927)	-	(35,927)	-
Total Other Income (Expense)	(77,571)	-	(77,571)	-

Loss Before Income Tax	(176,774)	(11,568)	(209,011)	(36,468)

Provision For Income Tax	-	-	-	-

Net Loss	$(176,774)	$(11,568)	$(209,011)	$(36,468)

Other Comprehensive Income
Foreign currency translation gain (loss)	1,340	-	1,405	-

Comprehensive Loss	(175,434)	(11,568)	$(207,606)	(36,468)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	19,009,026	19,343,367	19,006,212	14,374,016

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(209,011)	$(36,593)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of computer software	3,000	-
Embedded conversion option liability discount	19,103	-
Commitment fee on promissory note	40,000	-
Impairment of intangible asset	55,763	-
Amortization of debt discount -OID	1,500	-
Issuance of common stock for services	6,000	-
Changes in operating assets and liabilities
Accounts receivable	77,759	(8,330)
Prepaid Expense and other current assets	(2,375)	-
Prepaid deposits for acquisitions	-	(34,278)
Due from related party	2,710	-
Accounts payable	(15,130)	3,075
Accounts payable - related party	(10,500)	-
Accrued liabilities	9,916	(4,500)
Net Cash Used in Operating Activities	(21,265)	(80,626)

Cash Flows from Investing Activities
Cash paid for acquisitions and intangible asset, net of cash acquired	(52,641)	(20,000)
Net Cash Used in Investing Activities	(52,641)	(20,000)

Cash Flows from Financing Activities
Net borrowing from related party	21,295	4,141
Proceeds from note payable	303,000	-
Proceeds from stock subscriptions	-	475
Proceeds from issuances of common stock	-	98,541
Net Cash Provided by Financing Activities	324,295	103,157

Effect of exchange rate changes on cash	(65)	2

Net Increase in Cash and Cash Equivalents	250,324	2,533

Cash and Cash Equivalents, Beginning of the Period	2,040	-

Cash and Cash Equivalents, End of the Period	$252,364	$2,533

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock subscriptions receivable	$-	$60
Common stock issued to founders for no consideration	$-	$500
Common stock issued for share exchange acquisition	$3,000	$-
Embedded conversion option liability	$306,953	$-
Common stock receivable	$408,087	$-
Redemption of common shares in connection with the change of control	$-	$1,950

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2018

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

On January 2, 2018, the Company entered into a stock-for-stock acquisition agreement (the “Acquisition”) with Anvia (Australia) Pty Ltd. (“Anvia Australia”), an entity organized and incorporated under the laws of Australia. Pursuant to the terms of the Acquisition, the Company agreed to issue to the owner of Anvia Australia 5,000 shares of its common stock, valued at $0.60 per share as the fair value of the common stock, in exchange for all of the issued and outstanding stock of Anvia Australia to complete the share exchange and restructuring of entities under common control. Mr. Ali Kasa, who is the officer, director and majority shareholder of the Company, is the spouse of Ms. Lindita Kasa, the sole shareholder of Anvia Australia, prior to the acquisition. The Company issued the shares to Ms. Lindita Kasa on May 10, 2018.

Anvia Australia specializes in designing and implementing a complete eco-system for tradesmen in Australia by sourcing, training and placing employees for its clients for agreed compensation. Pursuant to the Acquisition, the Company has acquired the business plan, operations and contracts of its wholly-owned subsidiary, Anvia Australia.

On June 11, 2018, Anvia Australia completed its acquisition of all assets and liabilities of Global Institute of Vocational Education Pty Ltd. (“Global Institute”) for a cash consideration of $60,598 paid to its former shareholder, an unrelated-party to the Company. As a result, Global Institute became a wholly-owned subsidiary of Anvia Australia. Global Institute of Vocational Education Pty Ltd, located in Melbourne, Australia, is a Registered Training Organization under Australian Qualification Framework by Australian Skills Quality Authority. The current scope includes Diploma of Business, Safety Training. Global Institute is in the process of applying to add to qualification scope, all the relevant qualifications within construction sector.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2018, and the results of operations and cash flows for the three months and six months ended June 30, 2018. The consolidated balance sheets as of December 31, 2017 are derived from the Company’s audited financial statements.

Since the Company and Anvia Australia were under Mr. Ali Kasa’s common control prior to the Acquisition on January 2, 2018, the Acquisition is accounted for as a restructuring transaction in accordance with generally accepted accounting principles (“GAAP”). The Company has recast prior period consolidated financial statements to reflect the conveyance of Anvia Australia to the Company as if the restructuring transaction had occurred as of the earliest date of the consolidated financial statements.

The acquisition of Global Institute by Anvia Australia on June 21, 2018 was accounted for as an asset acquisition in accordance with GAAP (see Note 4).

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

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenue and has sustained operating losses since inception to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $209,011 for the six months ended June 30, 2018, had a working capital deficit of $167,541, and an accumulated deficit of $292,460 as of June 30, 2018 and $83,449 as of December 31, 2017. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Anvia Australia and Global Institute. The consolidated balance sheets at June 30, 2018 include the balance sheets of the Company, Anvia Australia and Global Institute as of June 30, 2018. The consolidated statements of operations and statements of cash flows for the three months ended June 30, 2018 include the operations of the Company, Anvia Australia and for Global Institute, from June 11, 2018 (Acquisition Date) to June 30, 2018. The consolidated statements of operations and cash flows for the six months ended June 30, 2018 include the operations of the Company, Anvia Australia and for Global Institute, from June 11, 2018 (Acquisition Date) to June 30, 2018. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts receivable, accounts payable, accrued liabilities, payable to related party, valuation of beneficial conversion features in convertible debt, valuation of derivatives, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had cash balances of $252,364 and $468 as of June 30, 2018 and December 31, 2017, respectively.

Accounts Receivable

Accounts receivable represent income earned from vocational training and education programs provided for the construction tradesmen to its customers for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay. The Company has recorded accounts receivable of $3,110 and $81,000 as of June 30, 2018 and December 31, 2017, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and prepaid expenses. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at June 30, 2018 and December 31, 2017, respectively.

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

The exchange rates used to translate amounts in AUD into USD for the purposes of preparing the financial statements were as follows:

June 30, 2018
Balance sheet	AUD 1.00 to USD 0.74
Statement of operations and comprehensive loss	AUD 1.00 to USD 0.77

December 31, 2017
Balance sheet	AUD 1.00 to USD 0.78
Statement of operations and comprehensive loss	AUD 1.00 to USD 0.77

June 30, 2017
Balance Sheet	AUD 1.00 to USD 0.77
Statement of operations and comprehensive loss	AUD 1.00 to USD 0.75

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2018 and December 31, 2017, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

Derivative Financial Instruments

ASC Topic 815, “Derivatives and Hedging (“ASC Topic 815”)”, establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending upon the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

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

NOTE 3 – PREPAID DEPOSITS FOR ACQUISITIONS

The Company had prepaid deposits of $20,000 and $23,200 at June 30, 2018 and at December 31, 2017, respectively. Prepaid deposits at June 30, 2018 consisted of $20,000 prepayment towards acquisition of an entity named All Crescent Sdn Bhd located in Malaysia. Prepaid deposits at December 31, 2017 consisted of (i) 20,000 prepaid to a third party towards acquisition of an entity named All Crescent Sdn Bhd located in Malaysia, and (ii) $3,200 prepayment towards acquisition of Global Institute of Vocational Education.

NOTE 4 – ACQUISITION OF GLOBAL INSTITUTE

On June 11, 2018, Anvia Australia, a wholly-owned subsidiary of the Company, completed its acquisition of all of the assets and liabilities of Global Institute of Vocational Education Pty Ltd from its former shareholder, an unrelated-party to the Company, for a cash purchase price of $60,598 (AUD 81,900 Australian Dollars). The Company evaluated this acquisition in accordance with ASC 805-10-55-4 to discern whether the assets and operations of the assets purchased met the definition of a business. The Company concluded there were not a sufficient number of key processes that developed the inputs into outputs. Accordingly, the Company accounted for this transaction as an asset acquisition.

Global Institute, located in Melbourne, Australia, is a Registered Training Organization (RTO) under Australian Qualification Framework (AQF) by Australian Skills Quality Authority (ASQA). Global Institute’s current scope includes Diploma of Business and Safety Training and is in the process of applying to add to qualification scope, all relevant qualifications within construction sector.

Acquisition Balance Sheet - June 11, 2018

Assets acquired and liabilities assumed:
Cash	$1,571
Accounts receivable	3,206
Other assets	740
Intangible asset – Licensing fees	55,763
Total Assets Acquired	$61,280

Liabilities assumed:
Payable to officer	$682
Total Liabilities Assumed	$682
Net Assets Acquired	60,598

Total Consideration Paid	$60,598

For the three months and six months ended June 30, 2018, the Company impaired the Intangible asset - Licensing fees at June 30, 2018 and recorded the impairment expense of $55,763 in the accompanying condensed consolidated financial statements.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	June 30, 2018	December 31, 2017
Professional fees	$20,277	$23,230
Consulting fees	12,500	6,384
Other accrued expenses	1,195	-
Total	$33,972	$29,614

NOTE 6 – RELATED PARTY TRANSACTIONS

The related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of entity of individual	Relationship with the Company and its subsidiary
Ali Kasa	Director and CEO of the Company
Egnitus Australia Pty Ltd	Entity controlled by Mr. Ali Kasa
Lindita Kasa	Spouse of Ali Kasa and former sole shareholder of Anvia (Australia) Pty Ltd
Egnitus Holdings Pty Ltd	Entity controlled by Mr. Ali Kasa

Transactions

Accounts Payable

	June 30, 2018	December 31, 2017
Egnitus Holdings Pty Ltd	$-	$10,500

Accounts payable was for the cost of training and consulting services provided to the Company’s customers.

Payable to Related Party

	June 30, 2018	December 31, 2017
Lindita Kasa	$-	$3,000

Payable to Mrs. Lindita Kasa was for the cost of purchase of Anvia (Australia) Pty Ltd.

Azmat Ali	$1,085	$-

Payable to Mr. Azmat Ali, director of Global Institute, is for cash advances to Global Institute for working capital.

Payable to Affiliate

	June 30, 2018	December 31, 2017
Egnitus Holdings Pty Ltd.	$22,559	$4,120

Payable to affiliate was for the Company’s working capital needs. Funds advanced to the Company are non-interest bearing, unsecured and due on demand.

The amounts due from related parties are non-interest bearing, unsecured and due on demand.

NOTE 7 – CONVERTIBLE PROMISSORY NOTE

On June 21, 2018, the Company executed a $333,000 Convertible Promissory Note (the “Note”) with Labrys Fund, an unrelated-party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on December 21, 2018 (the “Maturity Date”). The total consideration received against the Note was $303,000, with the Note bearing $30,000 Original Issue Discount (the “OID”) and $3,000 for legal expenses. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before December 21, 2018 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at June 30, 2018 pursuant to the convertible note payable resulted in potential conversion of debt into 426,923 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company recorded a debt discount related to the OID in the amount of $30,000 which will be amortized to interest expense over the term of the loan. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.  The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $321,073 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $1.50 at issuance date, a risk-free interest rate of 2.12%, expected volatility of the Company’s stock of 38.48%. For both the three months and six months ended June 30, 2018, the Company has recognized interest expense of $1,500 related to the amortization of the OID, interest expense of $985 on the Note and $33,223 related to the amortization of the beneficial conversion feature discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at June 21, 2018 and June 30, 2018 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and six months ended June 30, 2018 of $14,119, which was included in other expenses.

Additionally, in connection with the Note, the Company also issued 272,058 shares of common stock of the Company to the holder as a security deposit, provided however, the shares must be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the Maturity Date. The refundable shares fair value was calculated as $408,087 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at June 30, 2018.

On June 5, 2018, the Company entered into an Equity Financing Agreement and Registration Rights Agreement with GHS Investments, LLC (the “GHS”) pursuant to which GHS has agreed to purchase up to $10,000,000 in shares of Company common stock. The obligations of GHS to purchase the shares of Company common stock are subject to the conditions set forth in the Equity Financing Agreement, including, without limitation, the condition that a registration statement on Form S-1 registering the shares of Company common stock to be sold to GHS be filed with the Securities and Exchange Commission and become effective. The Registration Rights Agreement provides that the Company shall use commercially reasonable efforts to file the registration statement within 30 days after the date of the Registration Rights Agreement and have the registration statement become effective within 90 days after it is filed. The purchase price of the shares of Company common stock will be equal to 80% of the market price (as determined in the Equity Financing Agreement) calculated at the time of purchase. In connection with the Equity Financing Agreement, the Company executed a convertible promissory note in the principal amount of $40,000 (the “GHS Note”) as payment of the commitment fee for the Equity Financing Agreement. The GHS Note bears interest at the rate of 8% and must be repaid on or before March 5, 2019. For the three months and six months ended June 30, 2018, the Company has accrued and recorded an interest expense of $219 on the GHS Note.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at June 30, 2018 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On January 2, 2018, the Company entered into a stock-for-stock acquisition agreement with Anvia Australia, an entity organized under the laws of Australia. Pursuant to the terms of the Acquisition, the Company issued to the owner of Anvia Australia 5,000 shares of its common stock, valued at $0.60 per share as the fair value of the common stock, in exchange for all of the issued and outstanding stock of Anvia Australia to complete the share exchange and restructuring of entities under common control. Mr. Ali Kasa, who is the officer, director and majority shareholder of the Company, is the spouse of Mrs. Lindita Kasa, the sole shareholder of Anvia Australia prior to the acquisition. The Company issued the shares to Ms. Lindita Kasa on May 10, 2018. The Company has recast prior period financial statements to reflect the conveyance of Anvia Australia to the Company as if the restructuring had occurred as of the earliest date of the consolidated financial statements.

On May 10, 2018, the Company issued to Mr. Nikolin Kasa, brother of Mr. Ali Kasa, 5,000 shares of its common stock valued at its fair market value of $6,000 for providing consulting and business advisory services.

On June 21, 2018, the Company issued 272,058 shares of common stock as a commitment fee in fully refundable shares, provided however, the Company satisfies its obligations on the Labrys Note on or before December 21, 2018.  The shares are to be returned to the treasury of the Company in the event the Labrys Note is fully repaid on or prior to December 21, 2018.  The refundable shares fair value was calculated at $408,087 at the fair market value of common stock on the date of issuance (Note 7).

As a result of all common stock issuances, the total issued and outstanding shares of common stock at June 30, 2018 and December 31, 2017 were 19,285,425 and 19,003,367, respectively.

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

At June 30, 2018 and December 31, 2017, the Company has 1,000 shares of Series A preferred stock issued and outstanding, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 27, 2018, the date the financial statements were available to be issued noting the following transactions that would impact the accounting for events or transactions in the current period or require additional disclosures.

On July 2, 2018, the Company paid an additional deposit of $80,000 to the principal owner of All Crescent Sdn Bhd located in Malaysia towards acquisition of All Crescent.

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

We are a development stage enterprise and incorporated in the State of Delaware on July 22, 2016. As of the periods from inception, through the date of this quarterly report, we generated minimal revenues and incurred expenses and operating losses, as part of our development stage activities. We recorded a net loss of $209,011 for the six months ended June 30, 2018, net cash flows used by operating activities was $21,265, working capital deficit of $167,541 and an accumulated deficit of $292,460 at June 30, 2018.

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

On January 2, 2018, we entered into a stock-for-stock acquisition agreement (the “Acquisition Agreement”) with Anvia (Australia) Pty Ltd, an entity organized under the laws of Australia. On May 10, 2018, we issued to the sole owner of Anvia Australia 5,000 shares of our common stock, valued at the fair market value of $0.60 per share for a consideration of $3,000, in exchange for all of the issued and outstanding stock of Anvia Australia to complete the share exchange and restructuring of entities under common control. We have casted prior period financial statements to reflect the conveyance of Anvia Australia to the Company as if the restructuring had occurred as of the earliest date of the consolidated financial statements. Anvia Australia was an entity solely owned by Lindita Kasa, spouse of Ali Kasa, CEO and director of our Company prior to the acquisition. As a wholly-owned subsidiary, Anvia Australia shall operate Anvia market and Anvia recruiters’ sites and business units in Australia and global markets.

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

On June 11, 2018, Anvia Australia, completed its acquisition all of the issued and outstanding shares of Global Institute of Vocational Education Pty Ltd from its former shareholder, an unrelated-party to the Company, for a cash purchase price of $60,598 (AUD 81,900 Australian Dollars). Global Institute, located in Melbourne, Australia, is a Registered Training Organization under Australian Qualification Framework by Australian Skills Quality Authority. Global Institute’s current scope includes Diploma of Business and Safety Training and is in the process of applying to add to qualification scope, all relevant qualifications within construction sector. With this acquisition, Anvia Australia completes the construction vertical segment eco-system for Anvia as it adds the education and qualification services in addition to existing Anvia Market, Anvia Recruiter and Anvia Loyalty. It will further optimize the investment that the company has made in Anvia Learning platform. Anvia Loyalty is a FREE membership loyalty platform for construction tradesmen or handymen. It offers point based and cashback to tradesmen who use Anvia Learning to comply with Continuing Professional Development requirements and revenue share for purchases made within Anvia Network of hardware retailers and supermarkets.

On March 22, 2017, we entered into a non-binding preliminary agreement with All Crescent Sdn Bhd (“All Crescent”). Under the terms of the proposed All Crescent acquisition (the “Acquisition”), we agreed to pay a consideration of $200,000 in exchange for obtaining 51% equity stake in All Crescent. At the time of closing of the Acquisition, among other things, All Crescent shall (1) own 100% of the issued and outstanding capital stock of Sage Interactive Sdn Bhd and 100% of the issued and outstanding capital stock of Sage Interactive MSC Sdn Bhd (collectively “Sage Interactive”); and (2) own 5% of the issued and outstanding capital stock of Celex Media Sdn Bhd (“Celex”). Sage Interactive and Celex are Malaysian companies that own the “Learning Management System and Applications” technology and specialize in developing and providing learning management technologies, learning solutions and eContent. Celex operates as digital content aggregator, e-learning platform provider and distributor of e-books, e-magazines and e-textbooks. Upon consummation of the proposed Acquisition, All Crescent shall become a majority-owned subsidiary of the Company. We have completed the due diligence of this Acquisition and are negotiating the final terms. On July 2, 2018, we paid an additional deposit of $80,000 to the principal owner of All Crescent Sdn Bhd towards acquisition of All Crescent. However, no formal agreements have been executed as of the date of this report.

Results of Operations

Our results of operations for the three months and six months periods ended June 30, 2018 included the operations of the Company, Anvia Australia and Global Institute of Vocational Education operations from the date of its acquisition June 11, 2018 to June 30, 2018.

Revenues for the three months period ended June 30, 2018 and 2017 were $61,584 and $8,330, respectively, earned by providing construction induction training and white card for plumber position, and providing consulting services for development of building inspection process. Cost of revenue for providing construction induction training and consulting services for development of building inspection process to customers were $10,427 and $3,150 for the three months ended June 30, 2018 and 2017, respectively.

Revenues for the six months period ended June 30, 2018 and 2017 were $79,423 and $8,330, respectively, earned by providing construction induction training and consulting services for development of building inspection process to customers. Cost of revenue for the six months ended June 30, 2018 and 2017 for providing construction training and consulting services was $14,796 and $3,150, respectively.

Operating expenses for the three months ended June 30, 2018 and 2017 were $150,359 and $16,748, respectively. Operating expenses for the three months ended June 30, 2018 primarily consisted of consulting and business advisory services of $24,927, travel, meals and lodging expense of $3,342, commitment fees of $40,000 for capital raise, investor relations fees of $19,811, registration fees and permits of $15,001, and other general and administrative expenses of $47,278. Operating expenses for the three months ended June 30, 2017 consisted of professional fees paid to consultants, fees paid to stock transfer agent, meals and lodging expense and other general and administrative expenses totaling $16,748.

Operating expenses for the six months ended June 30, 2018 and 2017 were $196,066 and $41,648, respectively. Operating expenses for the six months ended June 30, 2018 primarily consisted of consulting and business advisory fees of $42,727, travel, meals and lodging expense of $18,902, commitment fees for capital raise of $40,000, Filing fees of $5,597, Legal fees of $10,445, investor relations fees of $21,600, registration fees and permits of $15,912. Operating expenses for the six months ended June 30, 2017 consisted of professional fees paid to consultants, business advisors and legal fees, travel, meals and lodging and other general and administrative expenses totaling $41,648.

Other expenses for the three months and six months ended June 30, 2018 were $77,571. Other expenses consisted impairment of intangible asset of $55,763 upon the acquisition of Global Institute of Vocational Education by Anvia Australia, interest expense recorded (i) on amortization of debt discount of $1,500, (ii) on amortization of embedded conversion option liability of $33,223, (iii) on GHS Note of $219, and (iv) on Labrys Fund Note of $985. Other expense was offset by change in the fair value of the embedded conversion option liability of $14,119 at June 30, 2018 due to the change in the derivative instrument.

As a result of above, we recorded a net loss of $176,774 and $209,011 for the three months and six months ended June 30, 2018 as compared to the net loss of $11,568 and $36,468 for the same comparable periods in 2017, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $252,364 at June 30, 2018 as compared to $468 at December 31, 2017. As shown in the accompanying condensed consolidated financial statements, we recorded a net loss of $209,011 for the six months ended June 30, 2018. Our working capital deficit at June 30, 2018 was $167,541, net cash used by operating activities was $21,265, and accumulated deficit was $292,460. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2018 was $21,265 which resulted primarily from our net loss of $209,011, amortization of software of $3,000, impairment of intangible asset of $55,763, embedded conversion option liability discount of $19,103, and net change in operating assets and liabilities of $62,380. Net cash used in operating activities for the six months ended June 31, 2017 was $80,626, which primarily resulted from our net loss of $36,593, and net change in operating assets and liabilities of $44,033.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $52,641 primarily due to the net cash paid for the acquisitions of Global Institute of $52,641. Net cash used in Investing activities for the six months ended June 30, 2017 was 20,000 primarily due to the earnest deposits of $ 20,000 for the pending completion of the acquisition of entity “All Crescent” in Malaysia.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $324,295 primarily due to cash received from note payable was $303,000, cash received from related parties as advances was $21,295. Net cash provided by financing activities for the six months ended June 30, 2017 was $103,157 primarily due to receipt of cash proceeds advanced by the related party of $4,141, cash proceeds from stock subscriptions received in advance were $475, and cash proceeds from sale of common shares of $98,541.

We recorded a decrease in cash of $65 and an increase of $2 due to the effect of foreign exchange rate changes on cash for the six months ended June 30, 2018 and 2017, respectively.

As a result of the above activities, we experienced a net increase in cash of $252,364 and $2,533 for the six months ended June 30, 2018 and June 30, 2017, respectively. Although the Company was able to obtain short term loans, there is no assurance that the Company will continue to be able to raise capital at favorable terms , and the ability to continue as a going concern is still dependent on its success in obtaining additional financing from investors or from sale of our common shares.

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

Derivative Financial Instruments

ASC Topic 815, “Derivatives and Hedging (“ASC Topic 815”)”, establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending upon the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of June 30, 2018 and they were, therefore, not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The weaknesses in our controls and procedure were lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the quarter ended June 30, 2018. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan to hire an independent third-party consultant to assist us in identifying and determining the appropriate accounting procedures and controls to implement. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Anvia Holdings Corporation

Date: August 28, 2018	/s/ Ali Kasa
Ali Kasa, President

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and, on the date, stated herein.

/s/ Ali Kasa	Dated: August 28, 2018
Ali Kasa
President (Principal Executive Officer),Chief Executive Officer, and Director

/s/ Dhurata Toli	Dated: August 28, 2018
Dhurata Toli
Financial Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

