Form 10-Q
period 2018-09-30
Anvia Holdings Corp
filed 2018-11-15
CIK 1681282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 8, 2018 was 19,285,425.

TABLE OF CONTENTS

Page No.
PART I.

Item 1. Financial Statements.	4

Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months ended September 30, 2018 and 2017 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2018 and 2017 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	18

Item 3. Quantitative and Qualitative Disclosures About Market Risks.	22

Item 4. Controls and Procedures	22

PART II.

Item 1. Legal Proceedings.	23

Item 1A. Risk Factors.	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3. Defaults Upon Senior Securities.	23

Item 4. Mine Safety Disclosures.	23

Item 5. Other Information.	23

Item 6. Exhibits.	24

SIGNATURES	25

EXHIBIT INDEX

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

PART I.

Item 1. Financial Statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$23,090	$468
Accounts receivable	43,581	81,000
Due from related party	84,204	9,269
Prepaid expenses and other current assets	100,022	23,200
Total Current Assets	250,897	113,937

Non Current Assets
Computer software, computer net	26,159	28,500

Total Assets	$277,056	$142,437

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$-	$18,639
Accounts payable - related party	-	10,500
Accrued liabilities	61,627	30,033
Embedded conversion option liability	397,072	-
Convertible notes payable, net of debt discount of $ 146,150 at September 30, 2018	226,850	-
Payable to related party	-	3,000
Payable to affiliate	10,480	4,120
Total Current Liabilities	696,029	66,292

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000 shares and none issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 19,285,425 and 19,003,367 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,929	1,901
Discount on common stock	(500)	(500)
Additional paid in capital	575,530	158,471
Common stock receivable	(408,087)	-
Accumulated other comprehensive loss	(5,615)	(277)
Accumulated deficit	(582,230)	(76,145)
Total Stockholders’ (Deficit) Equity	(418,973)	76,145

Total Liabilities and Stockholders’ Equity	$277,056	$142,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$66,175	$20,000	$145,597	$28,330

Cost of Revenue	10,561	7,350	25,357	10,500

Gross Profit	55,614	12,650	120,240	17,830

Operating Expenses
Consulting expenses	20,270	-	62,997	-
Travel expenses	6,072	-	24,974	-
Other general and administrative	46,885	20,355	175,767	62,127
Total Operating Expenses	73,227	20,355	263,738	62,127

Loss From Operations	(17,613)	(7,705)	(143,497)	(44,297)

Other Income (Expenses)
Change in the fair value of embedded conversion Option Liability	(90,119)	-	(76,000)	-
Impairment of goodwill	-	-	(62,277)	-
Interest expense	(181,079)	-	(217,006)	-
Total Other Income (Expense)	(271,198)	-	(355,283)	-

Loss Before Income Tax	(288,811)	(7,705)	(498,780)	(44,297)

Provision For Income Tax	-	-	-	-

Net Loss	$(288,811)	$(7,705)	$(498,780)	$(44,297)

Other Comprehensive Income
Foreign currency translation gain (loss)	(7,702)	-	(5,338)	-

Comprehensive Loss	(296,512)	(7,705)	$(504,118)	(44,297)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	19,013,367	19,403,367	19,008,623	16,068,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(498,780)	$(44,297)
Adjustment to reconcile net loss to net cash used in operating activities:		-
Amortization of computer software	4,500	-
Depreciation of computer	74	-
Embedded conversion option liability discount	264,089	-
Commitment fee on promissory note	40,000	-
Amortization of licensing fees	62,277	-
Amortization of debt discount -OID	16,833	-
Issuance of common stock for services	6,000	-
Changes in operating assets and liabilities		-
Accounts receivable	35,365	(10,000)
Prepaid Expense and other current assets	(1,859)	(20,000)
Prepaid deposits for acquisitions	(76,896)	(30,428)
Due from related party	(69,033)	-
Accounts payable	(18,639)	-
Accounts payable - related party	(10,500)	-
Accrued liabilities	32,863	(4,613)
Net Cash Used in Operating Activities	(213,705)	(109,338)

Cash Flows from Investing Activities
Addition in intangible asset	(62,277)	-
Net cash paid for equipment	(2,233)
Net Cash Used In Financing Activities	(64,510)	-

Cash Flows from Financing Activities
Cash received from related party	255	10,346
Cash proceeds from note payable	303,000	-
Cash proceeds from stock subscriptions received in advance	-	475
Cash proceeds from sale of common stock	-	98,541
Net Cash Provided by Financing Activities	303,255	109,362

Effect of exchange rate changes on cash	(3,990)

Net Increase in Cash and Cash Equivalents	21,050	24

Cash and Cash Equivalents, Beginning of the Period	2,040	-

Cash and Cash Equivalents, End of the Period	$23,090	$24

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock subscriptions receivable	$-	$60
Common stock issued to founders for no consideration	$-	$500
Common stock issued for share exchange acquisition	$3,000	$-
Common stock issued for consuting services	$6,000	$-
Embedded conversion option liabilty	$397,072	$-
Common stock receivable	$408,087	$-
Redemption of common shares in connection with the change of control	$-	$1,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

On June 11, 2018, Anvia Australia completed its acquisition of all assets and liabilities of Global Institute of Vocational Education Pty Ltd. (“Global Institute”) for a cash consideration of $62,375 paid to its former shareholder, an unrelated-party to the Company. As a result, Global Institute became a wholly-owned subsidiary of Anvia Australia. Global Institute of Vocational Education Pty Ltd, located in Melbourne, Australia, is a Registered Training Organization under Australian Qualification Framework by Australian Skills Quality Authority. The current scope includes Diploma of Business, Safety Training. Global Institute is in the process of applying to add to qualification scope, all the relevant qualifications within construction sector.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2018, and the results of operations and cash flows for the three months and nine months ended September 30, 2018. The consolidated balance sheets as of December 31, 2017 are derived from the Company’s audited financial statements.

Since the Company and Anvia Australia were under Mr. Ali Kasa’s common control prior to the Acquisition on January 2, 2018, the Acquisition is accounted for as a restructuring transaction in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company has recast prior period consolidated financial statements to reflect the conveyance of Anvia Australia to the Company as if the restructuring transaction had occurred as of the earliest date of the consolidated financial statements.

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

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenue and has sustained operating losses since inception to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $498,780 for the nine months ended September 30, 2018, had a working capital deficit of $445,132, and an accumulated deficit of $582,230 as of September 30, 2018 and $83,449 as of December 31, 2017. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects and have been consistently applied in preparing the accompanying financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Anvia Australia and Global Institute of Vocational Education. The consolidated balance sheets at September 30, 2018 include the balance sheets of the Company, Anvia Australia and Global Institute of Vocational Education as of September 30, 2018. The consolidated statements of operations and statements of cash flows for the three months ended September 30, 2018 include the operations of the Company, Anvia Australia and for Global Institute of Vocational Education. The consolidated statements of operations and cash flows for the nine months ended September 30, 2018 include the operations of the Company, Anvia Australia and for Global Institute, from June 11, 2018 (Acquisition Date) to September 30, 2018. All intercompany transactions and balances are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had cash balances of $23,090 and $468 as of September 30, 2018 and December 31, 2017, respectively.

Accounts Receivable

Accounts receivable represent income earned from vocational training, education programs and consultation services related with the assets provided for its customers for which the Company has not yet received payment. Accounts receivable are recorded at the invoiced amount and stated at the amount management expect to collect from balances outstanding at period-end. The Company estimates the allowance for doubtful accounts based on an analysis of specific accounts and an assessment of the customer’s ability to pay. The Company has recorded accounts receivable of $ 43,581 and $81,000 as of September 30, 2018 and December 31, 2017, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and prepaid expenses. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at September 30, 2018 and December 31, 2017, respectively.

Revenue Recognition

The Company provides vocational training, consulting services for assets and education for construction tradesman that need qualifications for roofing, plumbing, home renovation, electrical and carpentry. The Company’s training packages vary in price according to the different types of vocational training and education programs purchased by the customers. The Company recognizes revenue upon the completion of the vocational training courses and education programs offered to its customers. The Company recognizes as revenue any deposits previously received, as they are non-refundable upon commencement of the vocational training courses.

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

The exchange rates used to translate amounts in AUD into USD for the purposes of preparing the financial statements were as follows:

September 30, 2018
Balance sheet	AUD 1.00 to USD 0.72
Statement of operations and comprehensive loss	AUD 1.00 to USD 0.76

December 31, 2017
Balance sheet	AUD 1.00 to USD 0.78
Statement of operations and comprehensive loss	AUD 1.00 to USD 0.77

September 30, 2017
Balance Sheet	AUD 1.00 to USD 0.78
Statement of operations and comprehensive loss	AUD 1.00 to USD 0.77

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2018 and December 31, 2017, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

NOTE 3 – PREPAID DEPOSITS FOR ACQUISITIONS

The Company had prepaid deposits of $100,022 and $23,200 at September 30, 2018 and at December 31, 2017, respectively. Prepaid deposits at September 30, 2018 consisted of $100,000 prepayment towards acquisition of an entity named All Crescent Sdn Bhd located in Malaysia and $22 prepaid expenses. Prepaid deposits at December 31, 2017 consisted of (i) 20,000 prepaid to a third party towards acquisition of an entity named All Crescent Sdn Bhd located in Malaysia, and (ii) $3,200 prepayment towards acquisition of Global Institute of Vocational Education.

NOTE 4 – ACQUISITION OF GLOBAL INSTITUTE OF VOCATIONAL EDUCATION

On June 11, 2018, Anvia Australia, a wholly-owned subsidiary of the Company, completed its acquisition of all of the assets and liabilities of Global Institute of Vocational Education Pty Ltd from its former shareholder, an unrelated-party to the Company, for a cash purchase price of $62,375 (AUD 81,900 Australian Dollars). The Company evaluated this acquisition in accordance with ASC 805-10-55-4 to discern whether the assets and operations of the assets purchased met the definition of a business. The Company concluded there were not a sufficient number of key processes that developed the inputs into outputs. Accordingly, the Company accounted for this transaction as an asset acquisition.

Global Institute of Vocational Education Pty Ltd, located in Melbourne, Australia, is a Registered Training Organization (RTO) under Australian Qualification Framework (AQF) by Australian Skills Quality Authority (ASQA). Global Institute’s current scope includes Diploma of Business and Safety Training and is in the process of applying to add to qualification scope, all relevant qualifications within construction sector.

Acquisition Balance Sheet - June 11, 2018

Assets acquired and liabilities assumed:
Cash	$1,571

Other assets	740
Intangible asset – Licensing fees	62,277
Total Assets Acquired	$64,588

Liabilities assumed:
Payable to officer	$682
Advanced from Customer	$1,531
Total Liabilities Assume	$2,213
Net Assets Acquired	62,375

Total Consideration Paid	$62,375

For the three months and nine months ended September 30, 2018, the Company impaired the Intangible asset - Licensing fees at September 30, 2018 and recorded the impairment expense of $62,277 in the accompanying condensed consolidated financial statements.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities were comprised of the following:

	September 30, 2018	December 31, 2017
Professional fees	$26,027	$23,230
Consulting fees	14,050	6,804
Other accrued expenses	21,550	-
Total	$61,627	$30,033

NOTE 6 – RELATED PARTY TRANSACTIONS

The related parties of the Company with whom transactions are reported in these financial statements are as follows:

Name of entity of individual	Relationship with the Company and its subsidiary
Ali Kasa	Director and CEO of the Company

Egnitus Australia Pty Ltd	Entity controlled by Mr. Ali Kasa
Lindita Kasa	Spouse of Ali Kasa and former sole shareholder of Anvia (Australia) Pty Ltd
Egnitus Australia Pty Ltd	Entity controlled by Mr. Ali Kasa
Egnitus Holdings Pty Ltd	Entity controlled by Mr. Ali Kasa
Egnitus INC.	Entity controlled by Mr. Ali Kasa

Transactions

Accounts Payable

	September 30, 2018	December 31, 2017
Egnitus Holdings Pty Ltd	$-	$10,500

Accounts payable was for the cost of training and consulting services provided to the Company’s customers.

Payable to Related Party

	September 30, 2018	December 31, 2017
Lindita Kasa	$-	$3,000

Payable to Mrs. Lindita Kasa was for the cost of purchase of Anvia (Australia) Pty Ltd.

Payable to Affiliate

	September 30, 2018	December 31, 2017
Egnitus Holdings Pty Ltd.	$10,479	$4,120

Payable to affiliate was for the Company’s working capital needs. Funds advanced to the Company are non-interest bearing, unsecured and due on demand.

Due from Affiliate

	September 30, 2018	December 31, 2017
Egnitus INC.	$71,420	$-

	September 30, 2018	December 31, 2017
Ali Kasa	$12,784	$6,807

	September 30, 2018	December 31, 2017
Egnitus Australia Pty Ltd	$-	$2,462

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

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at September 30, 2018 pursuant to the convertible note payable resulted in potential conversion of debt into 644,302 shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company recorded a debt discount related to the OID in the amount of $30,000 which will be amortized to interest expense over the term of the loan. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $321,073 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $1.50 at issuance date, a risk-free interest rate of 2.12%, expected volatility of the Company’s stock of 38.48%. For the three months and nine months ended September 30, 2018, the Company has recognized respectively interest expense of $15,333 and $16,833 related to the amortization of the OID, interest expense of $10,072 and $11,057 on the Note and the amortization of the beneficial conversion feature discount as it related to this Note of $154,867 and $188,090.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note are bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at June 30, 2018 and September 30, 2018 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and nine months ended September 30, 2018 of $90,119 and $76,000, respectively, which was included in other expenses.

Additionally, in connection with the Note, the Company also issued 272,058 shares of common stock of the Company to the holder as a security deposit, provided however, the shares must be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the Maturity Date. The refundable shares fair value was calculated as $408,087 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at September 30, 2018.

On June 5, 2018, the Company  entered into an Equity Financing Agreement and Registration Rights Agreement with GHS Investments, LLC (the “GHS”) pursuant to which GHS has agreed to purchase up to $10,000,000 in shares of Company common stock. The obligations of GHS to purchase the shares of Company common stock are subject to the conditions set forth in the Equity Financing Agreement, including, without limitation, the condition that a registration statement on Form S-1 registering the shares of Company common stock to be sold to GHS be filed with the Securities and Exchange Commission and become effective. The Registration Rights Agreement provides that the Company shall use commercially reasonable efforts to file the registration statement within 30 days after the date of the Registration Rights Agreement and have the registration statement become effective within 90 days after it is filed. The purchase price of the shares of Company common stock will be equal to 80% of the market price (as determined in the Equity Financing Agreement) calculated at the time of purchase. In connection with the Equity Financing Agreement, the Company executed a convertible promissory note in the principal amount of $40,000 (the “GHS Note”) as payment of the commitment fee for the Equity Financing Agreement. The GHS Note bears interest at the rate of 8% and must be repaid on or before March 5, 2019. For the three months and nine months ended September 30, 2018, the Company has accrued and recorded an interest expense of $807 and $1,026, respectively, on the GHS Note.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at September 30, 2018 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

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

As a result of all common stock issuances, the total issued and outstanding shares of common stock at September 30, 2018 and December 31, 2017 were 19,285,425 and 19,003,367, respectively.

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

At September 30, 2018 and December 31, 2017, the Company has 1,000 shares of Series A preferred stock issued and outstanding, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 9, 2018, the date the financial statements were available to be issued noting the following transactions that would impact the accounting for events or transactions in the current period or require additional disclosures.

On October 12, 2018 Anvia Holdings Corporation (the “Company”) entered into a term sheet to acquire all of the issued and outstanding common shares from the shareholders of Xamerg Pty Ltd., an Australian vocational education institution operating under the name Eagle Academy (the “Eagle Academy”). On October 11, 2018, the Company paid a deposit of $46,228 (AUD 65,000) to the principal owner of Xamerg Pty Ltd. which is 5% of total purchase price for this company.

NOTE 11 – COMPARATIVE FIGURES

The comparative figure on the fiscal year ended 31 December 2017 had been reclassified to conform with current financial statement presentation.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis is based on, and should be read in conjunction with, the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.

We are a   smaller reporting company as defined by Rule 12b-2 and incorporated in the State of Delaware on July 22, 2016. As of the periods from inception through the date of this quarterly report, we generated minimal revenues and incurred expenses and operating losses, as part of our development stage activities. We recorded a net loss of $498,780 for the nine months ended September 30, 2018, net cash flows used by operating activities was $210,705, working capital deficit of $ 445,132 and an accumulated deficit of $582,230 at September 30, 2018.

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

On June 11, 2018, Anvia Australia, completed its acquisition all of the issued and outstanding shares of Global Institute of Vocational Education Pty Ltd from its former shareholder, an unrelated-party to the Company, for a cash purchase price of $62,375 (AUD 81,900 Australian Dollars). Global Institute, located in Melbourne, Australia, is a Registered Training Organization under Australian Qualification Framework by Australian Skills Quality Authority. Global Institute’s current scope includes Diploma of Business and Safety Training and is in the process of applying to add to qualification scope, all relevant qualifications within construction sector. With this acquisition, Anvia Australia completes the construction vertical segment eco-system for Anvia as it adds the education and qualification services in addition to existing Anvia Market, Anvia Recruiter and Anvia Loyalty. It will further optimize the investment that the company has made in Anvia Learning platform. Anvia Loyalty is a FREE membership loyalty platform for construction tradesmen or handymen. It offers point based and cashback to tradesmen who use Anvia Learning to comply with Continuing Professional Development requirements and revenue share for purchases made within Anvia Network of hardware retailers and supermarkets.

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

Results of Operations

Our results of operations for the three months and nine months periods ended September 30, 2018 included the operations of the Company, Anvia Australia and Global Institute of Vocational Education operations from the date of its acquisition June 11, 2018 to September 30, 2018.

Revenues for the three months period ended September 30, 2018 and 2017 were $66,175 and $ 20,000, respectively, earned by providing construction induction training and white card for plumber position, and providing consulting services for development of building inspection process. Cost of revenue for providing construction induction training and consulting services for development of building inspection process to customers were $ 10,561 and $ 7,350 for the three months ended September 30, 2018 and 2017, respectively.

Revenues for the nine months period ended September 30, 2018 and 2017 were $ 145,597 and $ 28,330, respectively, earned by providing construction induction training and consulting services for development of building inspection process to customers. Cost of revenue for the nine months ended September 30, 2018 and 2017 for providing construction training and consulting services was $ 25,357 and $ 10,500, respectively.

Operating expenses for the three months ended September 30, 2018 and 2017 were $73,277 and $20,355, respectively. Operating expenses for the three months ended September 30, 2018 primarily consisted of consulting and business advisory services of $ 20,270, travel, meals and lodging expense of $ 6,072, investor relations fees of $25,500, registration fees and permits of $1,280 and other general and administrative expenses of $21,064. Operating expenses for the three months ended September 30, 2017 consisted of professional fees paid to consultants, fees paid to stock transfer agent, meals and lodging expense and other general and administrative expenses totaling $ 20,355.

Operating expenses for the nine months ended September 30, 2018 and 2017 were $263,738 and $62,127, respectively. Operating expenses for the nine months ended September 30, 2018 primarily consisted of consulting and business advisory fees of $ 62,997, travel, meals and lodging expense of $24,974, commitment fees for capital raise of $40,000, Filing fees of $ 6,754, Legal fees of $ 16,421, investor relations fees of $ 45,311, registration fees and permits of $ 17,761, Audit fees of $ 30,145 and other general and administrative expenses of $19,375. Operating expenses for the nine months ended September 30, 2017 consisted of professional fees paid to consultants, business advisors and legal fees, travel, meals and lodging and other general and administrative expenses totaling $ 62,127.

Other expenses for the nine months ended September 30, 2018 were $355,283. Other expenses consisted impairment of intangible asset of $ 62,277 upon the acquisition of Global Institute of Vocational Education by Anvia Australia, interest expense recorded (i) on amortization of debt discount of $16,833, (ii) on amortization of embedded conversion option liability of $188,089, (iii) on GHS Note of $1,026, and (iv) on Labrys Fund Note of $11,058. Other expense was offset by change in the fair value of the embedded conversion option liability of $76,000 at September 30, 2018 due to the change in the derivative instrument.

As a result of above, we recorded a net loss of $288,811 and $498,780 for the three months and nine months ended September 30, 2018 as compared to the net loss of $ 7,705 and $44,297 for the same comparable periods in 2017, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $23,090 at September 30, 2018 as compared to $468 at December 31, 2017. As shown in the accompanying condensed consolidated financial statements, we recorded a net loss of $498,780 for the nine months ended September 30, 2018. Our working capital deficit at September 30, 2018 was $445,132, net cash used by operating activities was $213,705, and accumulated deficit was $582,230. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2018 was $213,705 which resulted primarily from our net loss of $498,780, amortization of software of $4,500, depreciation of computer of $74, impairment of intangible asset of $ 62,277, embedded conversion option liability discount of $ 264,089, amortization of debt discount -OID of $ 16,833, issuance of common stock for services of $6,000 and net change in operating assets and liabilities of $68,699. Net cash used in operating activities for the nine months ended September 30, 2017 was $109,338, which primarily resulted from our net loss of $ 44,297, and net change in operating assets and liabilities of $65,041.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $62,277 primarily due to the goodwill resulted from the acquisitions of Global Institute Vocational Education and the net cash paid for equipment of $2,233.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $303,255 primarily due to cash received from note payable was $303,000, cash repayment to related parties was $255. Net cash provided by financing activities for the nine months ended September 30, 2017 was $ 109,362 primarily due to receipt of cash proceeds advanced by the related party of $ 10,346, cash proceeds from stock subscriptions received in advance were $475, and cash proceeds from sale of common shares of $98,541.

We recorded a decrease in cash of $3,990 and an increase of $0 due to the effect of foreign exchange rate changes on cash for the nine months ended September 30, 2018 and 2017, respectively.

As a result of the above activities, we experienced a net increase in cash of $ 23,090 and $24 for the nine months ended September 30, 2018 and September 30, 2017, respectively. Although the Company was able to obtain short term loans, there is no assurance that the Company will continue to be able to raise capital at favorable terms, and the ability to continue as a going concern is still dependent on its success in obtaining additional financing from investors or from sale of our common shares.

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

Our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our Annual Report on Form 10-K filed with the SEC on April 17, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of September 30, 2018 and they were, therefore, not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The weaknesses in our controls and procedure were lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the quarter ended September 30, 2018. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan to hire an independent third-party consultant to assist us in identifying and determining the appropriate accounting procedures and controls to implement. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Anvia Holdings Corporation

Date: November 14, 2018	/s/ Ali Kasa
Ali Kasa, President

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and, on the date, stated herein.

/s/ Ali Kasa	Dated: November 14, 2018
Ali Kasa
President (Principal Executive Officer), Chief Executive Officer, and Director

/s/ Dhurata Toli	Dated: November 14, 2018
Dhurata Toli
Financial Controller (Principal Accounting Officer)

