Form 10-K
period 2018-12-31
Anvia Holdings Corp
filed 2019-04-03
CIK 1681282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on The OTCQB Market on June 30, 2018, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,405,283.

As of March 29, 2019, there were 41,905,427 shares of Common Stock, $0.0001 par value, outstanding.

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

The Company has an authorized capitalization of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 1,000 shares have been designated Series A Preferred Stock. The Company has a fiscal year end of December 31. As of the date of this registration statement, there are 41, 004,994 shares of common stock of the Company issued and outstanding and 1000 shares of Series A Preferred Stock issued and outstanding.

The Company commenced operations in June 2017 and during the financial year 2018 it has completed 11 acquisitions in Australia, Malaysia, Philippines and the United States. The product development during 2017 and 2018 as well as the acquisitions of the Company have positioned the Company as a global technology company for self and business improvement. The company now owns a number of proprietary software, mobile applications, learning and educational tools to help consumers and businesses improve and grow. The Company`s state mission is to make potential growth accessible and sustainable.

Products/Services

Anvia offers the following products and services designed to make personal and business growth accessible and sustainable. They are as follow:

1. Personal improvement:

Anvia offers on demand coaching platforms. Anvia has a growing network of professional and certified coaches globally with at least 5 years of coaching experiences who are ready to deliver their service to the target consumers. As of today, we have established 3 coaching on demand platforms namely:

Platform	Description	Website
Egnatium Life	Life Coaching platform aimed at consumers from age 17-25 years old to enable design and implementation of life plan.	www.egnatiumlife.com

Egnatium Entrepreneurs	Business Coaching platform aimed at want to be entrepreneurs from age 25-45 years old to establish a new business or grow an existing one.	www.egnatiumentrepreneurs.com

Egnatium Learning	Executive Coaching platform designed to help senior executives of various organizations to deal with various business issues and excel at their work.	www.egnatiumlearning.com

2. Education Services

Anvia have successfully acquired Xamerg Pty Ltd trading as The Eagle Academy, Global Institute of Vocational Education Pty Ltd, Pacific Rainbow English Academy in order to achieve its objective of providing a holistic education services to the target market. Of the hundreds of qualifications available in the Australian framework, the Company will specialize in providing 40 different qualifications that provides certifications I, II, III, IV, Diploma and Advanced Diploma in Business, leadership and management, English Language, Automotive, Management, Healthcare, Hairdressing, Fitness, as well as Sport and Recreation to mention a few. With that specialization in these areas, we believe that it will make Anvia stand out as a market leader in these niche qualifications. The Company is currently is looking for new acquisition targets in order to consolidate education portfolio in Australia and other markets we operate. The following is a detailed list of the qualifications offered by each asset

The Eagle Academy

Since its inception in 2003, The Eagle Academy has been the academy of choice for Australian and International students looking for a complete sport, fitness & recreation academy. The Eagle Academy aims to provide a high quality of teaching and coaching, in high quality surroundings, at a reasonable price, to give the students a distinct advantage over its competitors.

The Eagle Academy provides qualifications and courses as below:

i.	English Courses
	a.	General English (Beginner – Advanced)
	b.	IELTS Preparation Course
	c.	English for Academic Purposes (with IELTS Prep)

ii.	Fitness Courses
	a.	Certificate III in Fitness
	b.	Certificate IV in Fitness

iii.	Business Courses
	a.	Certificate I in Business
	b.	Certificate II in Business
	c.	Certificate III in Business
	d.	Certificate IV in Business
	e.	Diploma in Business
	f.	Advance Diploma in Business
	g.	Advance Diploma of Leadership & Management

iv.	Sports & Recreation Courses
	a.	Certificate I in Sports & Recreation
	b.	Certificate II in Sports & Recreation
	c.	Certificate III in Sports & Recreation
	d.	Certificate IV in Outdoor Recreation
	e.	Diploma of Sport Development

Global Institute of Vocational Education Pty Ltd:

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

Pacific Rainbow English Academy Inc:

The Company offers students the opportunities of gaining fluency in English in the Philippines. The mission is to ensure that students being fully immersed in English speaking environment. The academy offers the general English courses for beginners up to advance level course. All courses are 200 hours over 10 weeks, but students can enroll and begin anytime.

The courses are:

v.	General English Beginners
vi.	General English Elementary
vii.	General English Pre-Intermediate
viii.	General English Intermediate
ix.	General English Upper-Intermediate
x.	General English Advance

3. Professional Services

Anvia offers a number of professional services to small and medium companies by packaging consulting, coaching, learning and technology in a single package to offer customers a peace of mind. Some of the key parts of professional services includes:

A. Franchise Consulting

Through Entrepreneurs Culture Inc (ECI) Anvia offers turnkey franchise consultancy services for established businesses. These services have been offered to companies in Malaysia and South East Asia for more than 10 years. Our one stop shop approach to franchising enables our clients to not just develop, register, grow and expand their franchise but also to utilize our marketplace to promote their franchise system to people who want to be franchisees. Anvia has the necessary tools to help them monitor and grow their franchise operations by adopting a number of software and learning tools to help them succeed in their franchise journey.

B. Accounting & Corporate Advisory

During November 2018, Anvia acquired Jamiesons Accounting Pty Ltd is an Australian chartered accounting firm established since 2002. The Company provides a range of financial services to consumers and businesses across Australia and has numerous International clients who operate in Australia. As a public practice registered under the Chartered Accountants in Australia and New Zealand, the Company serves more than 1500 individuals, small and medium companies, trusts and superannuation funds. Services offered include accounting, auditing, bookkeeping, Company formation, structuring and business planning, tax consulting, tax filing, corporate advisory services and financial planning services.

C. Recruitment Services

Anvia offers a unique placement and employment services for businesses by utilizing a complete ecosystem personality and competency assessment tools to identify suitable candidates for the positions they require to fill. Given the network of colleges that Anvia has, the placement services help employ our graduates upon graduation in the labour market and offer career opportunities to other people who are looking to improve their career.

D. Digital Content Development

During 2018 Anvia acquired three corporate learning companies namely Egnatium Learning, Sage Interactive and Workstar Technologies. All these companies specialize in designing, implementing and measuring blended learning for corporate market in Australia and South East Asia markets. Our offering has a complete range of adult learning, content development and digital platform delivery solutions since 2002.

The solutions we offer are based on real world situations that improves employee engagement, drive organizational change, enhance sales and product skills, improve Customer Service and re-skills employees.

Anvia developed a unique set of learning solutions and technologies to work seamlessly with our Clients LMS, or independently to deliver the learning on their mobile, tablet, desktop, via email, a Facebook feed, or face-to-face.

4. Software

During 2017 and 2018 Anvia has developed and acquired a number of software and mobile applications used by consumers and businesses on subscription basis. As of today, we have developed and commercialized the following software:

1. Human Resource Information System

Anvia HR Information System enables Client to serve their own employees by allowing HR activities and process to occur digitally, therefore freeing our Client’s time for more important and productive tasks. There are a number of solutions offered within the HR Information system. Some of these includes Solution in Payroll, HR and Compliance. HRIS allows clients to integrate all of the data points in single platform, enables clients to create more meaningful reports and analysis.

2. Learning Management System

The automation of the entire Learning Management process is the key to optimize organizational resources. Anvia offers holistic approach and highly interactive experiential learning to professionals and students. Anvia has strong team of Instructional Designers, Developers and Technical support to help Clients create and immersive learning experience that will engage and transform how people learn.

3. Strategy Management System

Anvia provides Clients with total visibility of how the business strategies are performing. With integrated balance scorecard tools, it allows Clients to constantly diagnose their business health from multiples perspectives and ensure the business is sustainable over times.

4. Competency Management System

Competency software enable the automation of competency assessment, allowing Clients to invest time interviewing and assessing only those candidates who meet the minimum competency levels. This system is able to reduce the hiring mistakes by eliminating or reducing the mismatch between skills required by the Organization and those available within the employee.

5. Appraisal Management System

Anvia effective Performance Management software help Client to create accurate, personalized employee reviews which align the employee’s goals and business goals. The system is capable to measure and track the employee’s performance against set target and regularly rating performance through summaries and reviews. The system has pre-build competencies and KPI library that allows clients to assemble the KPIs and competencies for the organization or they can import their existing KPIs and competencies.

6. Customer Loyalty Mobile Application

This customizable loyalty management system targets small and medium businesses who currently have a loyalty system using cards system or looking to establish one. The system allows brand to design, implement and launch loyalty mobile applications in Android and or IOS in days with the need to have coding and skills.

Marketing

In order to become competitive in the personal and business improvement space, the Company has taken steps to establish and number of digital marketing channels namely:

1.

Websites. This is an effective marketing and branding tool for customers, employees and investors as well as the public educations. The Company has completed its website and updates it regularly. The following are some important websites that the Company has:

1.	www.anviaholdings.com
2.	www.egnatium.com
3.	www.egnatiumlearning.com
4.	www.egnatiumentrepreneurs.com
5.	www.egnatiumlife.com
6.	www.thefranchiseculture.com
7.	www.thefranchisevillage.com
8.	www.eagleacademy.com.au
9.	www.workstar.com.au
10.	www.jamiesons.net.au

2.	Social media channels. The Company has set up major social media channels such as Facebook, LinkedIn and twitter for each brand. The Company has established YouTube channels for some of the brands. These social media channels are linked and integrated with the websites.

3.	Digital and analog advertising. Upon completion of the infrastructure and product mix the Company shall make the required adverting investment in both digital and analog advertising.

Intellectual Property

The Company through its subsidiaries has acquired and developed a number of intellectual properties in form of trademarks. The table below provides the list of current trademarks, classes, countries registered and expiry date for each trademark.

Anvia Holdings Corporation / Trade Marks
Registration No.	Status	Trade Mark	Classes and goods and services	Renewal due
1108742	Registered	Workstar	Class 9	12-Apr-26
	Australia		Class 35
Class 41
1131150		Metime	Class 9	22-Aug-26
	Registered		Class 35
	Australia		Class 41
1822892	Registered Australia	Egnatium	Class 9	1-Feb-27

1700000		Egnatium	Class 35
			Class 41	18-Jun-25
Class 42
J002017005749	Registered Indonasia	Egnatium	Class 35
J002017005745		Egnatium	Class 41	6-Feb-27
J002017005747		Egnatium	Class 42
2017000843	Registered Malaysia	Egnatium	Class 41
2017000842		Egnatium	Class 42	6-Feb-27
2017000844		Egnatium	Class 35
1437005409	Registered Saudi Arabi	Egnatium	Class 35
1437005410		Egnatium	Class 41	23-Aug-25
1437005411		Egnatium	Class 42

Industry Overview

Given the acquisitions throughout 2018 the Company has diversified and operates in a number of services that span across software, education, personal improvement and management consulting services.

Personal Improvement Industry

The total U.S. self-improvement market was worth $9.9 billion in 2016, constituting growth of just 4.3% since 2011. Growth was mainly hurt by weak performance in infomercials and commercial diet programs. We should see better 5.6% average yearly gains from 2016 to 2022, when the overall market value should increase to $13.2 billion.

Traditionally, the Baby Boomers have been the main consumers of self-improvement services. While they remain an important group, the tide is shifting. Millennials are the future for this market, but there are few young experts with the experience to serve them.

To cater to the younger audience, the Internet is playing a larger role in the self-improvement market. More content (such as MP3 downloads, e-books, webinars, online courses, “academies”, “universities” and “masterminds”, etc.) is being delivered online, while self-help apps are starting to take off.

Management Consulting Industry

Management consultants provide advice and assistance to organizations on strategic and organizational planning; financial planning and budgeting; marketing objectives and policies; human resource policies, practices and planning; production scheduling; and control planning. Over the five years to 2017, demand for management consulting services has increased, as stronger corporate profitability has increased global aggregate private investment. Furthermore, the emergence of China, India and other growing economies has opened new doors for consultants. Over the next five years, the industry is expected to continue expanding, but at a slower pace. Business in the United States will continue to grow, but sluggish corporate profit growth may slow overall industry growth. Meanwhile emerging economies are expected to hire consultants to strategize amid slowing growth conditions.

Industry Products

●	Business strategy and planning consulting services
●	Operations and supply chain management consulting services
●	Financial management consulting services
●	Marketing management consulting services
●	Human resources management consulting services
●	Other management consulting services

Industry Activities

●	Providing actuarial, benefit and compensation consulting services
●	Providing administrative and general management consulting services
●	Providing marketing consulting services
●	Providing process, physical distribution and logistics consulting services
●	Providing change management and strategy development consulting services
●	Performing statistical analysis

Technical and Vocational Education and Training in Australia

Current Performance: Federal and state governments have introduced funding structures based on student demand which encouraged many private training organizations to enter this industry. Industry revenue is expected to grow by an annualized 1.3% over the five years through 2016-17, to $8.8 billion. Profitability has grown significantly over the past five years, responding changes in government funding and student demand, and aggressive advertising by industry providers. Increasing funding has incentivized existing firms to expand, which caused an upswing in establishment numbers over the past five years.

Market Trends: Despite the largest state governments significantly cutting funding to public VET providers, recurrent government funding to the industry has increased over the past five years. This increase is mainly attributable to federal efforts to pursue VET reform. The Federal Government, in partnership with state governments, has reiterated its promise to remedy the skills shortage in Australia. As part of the National Partnership Agreement on Skills Reform, the Federal Government has allocated the states and territories $1.8 billion over the five years through 2016-17, on top of $7.0 billion in base funding. This funding was offered on the condition that these governments meet several targets, such as reducing upfront costs for students and increasing private investment through loans for diplomas. The number of students accessing VET FEE-HELP rose from about from 55,000 in 2012 to more than 272,000 in 2015. VET FEE-HELP loans increased from $26.0 million in 2012 to more than $2.9 billion in 2015.

Private Providers: Policy changes have caused the industry to become demand-driven. These changes, along with the readily available student loans under the VET FEE-HELP scheme, have led to a significant increase in the number of private vocational education providers. Several private VET providers have pursued initial public offerings over the past five years. New Zealand based VET education Company listed on the ASX in May 2014, while Ashley Services Group and Australian Careers Network (ACN) began trading in August and December of that year, respectively.

Market Outlook: The Australian dollar is expected to appreciate over the next five years, potentially reducing revenue from international students. The industry is forecast to grow at an annualized 0.5% over the next five years, to reach $9.1 billion.

Competition

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

TAFE NSW

In New South Wales, TAFE institutes are under the control of TAFE NSW. TAFE NSW incorporates 10 institutes, which are classified in this report as 10 separate enterprises, which operate 130 campuses throughout the state. The three biggest institutes are the Western Sydney Institute, Sydney Institute and South Western Sydney Institute. TAFE NSW enrolls more than 550,000 students. TAFE NSW increased its tuition fees by an average of 9.5% in 2013 and by a further 5.7% in 2014, in response to funding cuts from the NSW Government. Combined, TAFE NSW generated $1.9 billion in revenue in 2014-15, with 71.0%

Victorian Vocational Education and Training System

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

Government regulations

Certain aspects of our business activities are regulated by different government regulations in different countries we operate. The following is a summary of government regulations by country:

Australia

Organisation	State /Territory	Website	Eagle Academy	GIVE
Australia Skills & Quality Authority (ASQA)	Federal	www.asqa.gov.au	Yes	Yes

Education Directorate	ACT	www.det.act.gov.au	N/A	N/A

Department of Industry – Training Services	NSW	www.training.nsw.gov.au	N/A	N/A

Department of Education and Training	NT	www.education.nt.gov.au	N/A	N/A

Department of Employment, Small Business and Training	QLD	www.desbt.qld.gov.au/training	Yes	N/A

Department of Industry and Skills	SA	www.skills.sa.gov.au	N/A	N/A

Skills Tasmania	TAS	www.skills.tas.gov.au	N/A	N/A

Department of Education & Training	VIC	www.education.vic.gov.au	N/A	Yes

Victorian Registration and Qualifications Authority	VIC	www.vrqa.vic.gov.au	N/A	N/A

Department of Education	WA	www.education.wa.edu.au	N/A	N/A

Training Accreditation Council	WA	www.tac.wa.gov.au	N/A	N/A

ASQA is the regulatory body for RTOs in the Australian Capital Territory, New South Wales, the Northern Territory, Queensland, South Australia and Tasmania.

ASQA also regulates providers in Victoria and/or Western Australia that:

●	offer courses in any of the following states (including by offering courses online): the Australian Capital Territory, New South Wales, the Northern Territory, Queensland, South Australia and Tasmania, or
●	offer courses to overseas students studying in Australia on student visas.

Philippines

The Technical Education and Skills Development Authority (TESDA) serves as the Philippines’ Technical Vocational and Education training authority. As a government agency, TESDA is tasked to both manage and supervise the Philippines’ Technical Education and Skills Development.

TESDA is mandated to:

1. Integrate, coordinate and monitor skills development programs;

2. Restructure efforts to promote and develop middle-level manpower;

3. Approve skills standards and tests;

4. Develop an accreditation system for institutions involved in middle-level manpower development;

5. Fund programs and projects for technical education and skills development; and

6. Assist trainers training programs.

At the same time, TESDA is expected to:

1. Devolve training functions to local governments;

2. Reform the apprenticeship program;

3. Involve industry/employers in skills training;

4. Formulate a skills development plan;

5. Develop and administer training incentives;

6. Organize skills competitions; and

7. Manage skills development funds.

Major Industry Players

Below are the largest players in this industry ranked by market share:

Navitas Limited

Estimated market share: 5.0%

Navitas is an ASX-listed Company with numerous subsidiaries operating across the Education and Training division. Company operates three divisions: the professional and English programs division, university programs division and SAE. The Company has expanded rapidly overseas over the past five years, providing courses in the United Kingdom, Canada, the United States, Asia, the Middle East and Europe. In 2014-15, the Company generated 64.0% of its revenue in Australia In 2014-15, these divisions generated revenue of $185.5 million and $224.0 million, respectively

Australian Careers Network Ltd

Estimated market share: Less than 1.0%

Australian Careers Network Ltd (ACN) is a publicly listed Company that entered the Technical and Vocational Education and Training industry by acquiring Phoenix Institute of Australia Pty Ltd in January 2015. ACN has grown rapidly since listing on the ASX through acquisitions, access to the VET FEE-HELP funding model and expanding its student base. The Company generated revenue of $85.2 million in 2014-15, up 377.5% on the previous year. During the same year, it posted a profit margin of 29.7%. As at June 2015, the Company had 10 RTOs in more than 40 locations across Victoria, Queensland and New South Wales. Currently, the Company is under investigation for major fraudulent activities. Police raided the ACN’s offices in April 2016. This could open a large market opportunity for new entrants.

Employees

As of December 31, 2018, we had approximately 92 employees across Australia, Malaysia & Philippine of whom approximately 89 were full-time employees and approximately 3 were part-time employees.

Subsidiaries

The Company owns 100% of the following subsidiaries as of March 29, 2019:

Anvia (Australia) Pty Ltd, an Australian corporation

Egnitus Inc., a Nevada corporation

Xamerg Pty Ltd, an Australian corporation

Entrepreneur Culture Inc. Sdn Bhd, a Malaysian corporation

Workstar Technologies Pty Ltd an Australian corporation

Doubleline Capital Sdn Bhd, a Malaysian corporation

Blue Pacific English Academy Inc., a Philippine corporation.

The Company also owns 51% of Jamiesons Accounting Pty Ltd, an Australian corporation

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

Item 1A. Risk Factors.

Not Applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Office and Retail Space

The principal executive offices of Anvia Holdings Corporation in 20181125 E. Broadway, Suite 770, Glendale, California 91205, and pays an annual fee of $99.

Anvia Holdings Corporation through its acquisition now have 7 offices which 6 resides in Australia and 1 in Malaysia.

Australia Offices

Workstar Technologies Pty Ltd and its subsidiary Workstar Tech (Aus) Pty Ltd are located at Level 1, 235-239 Commonwealth Street, Surry Hills 2010 NSW, Australia. An annual rent of AUD121.737 are paid Pursuant to the lease contract with Spira Pty Ltd.

Jamiesons Accounting Pty Ltd is located in Queensland at 92 Ashmore Road, Bundall Queensland, 4217 Australia. An annual rent of AUD108,000 were paid in 2018 pursuant to the lease contract with Ashprop Pty Ltd Atf The Ashprop Unit Trust

Xamerg Pty Ltd also known as Eagle Academy have 4 campuses, which all located in Queensland.

a)

Coolangatta Campus is located in Queensland at Suites 6.3, Suites 10-12, Pacific Arcade, 70 Grifith Street, Coolangatta, QLD 4225, Australia. An annual rent of AUD37,467.42 were paid in 2018 pursuant to the lease contract with Robert A Hancock and Loris V Hancock as Trustees for The Hancock Family Superannuation Fund.

b)	Fortitude Valley Campus is located at 1A & 1D/ 360 St Paul`s Terrace, Fortitude Valley Q 4006, Australia. An annual rent of AUD91,500 were paid in 2018 pursuant to the lease contract with N&G Holding Company Pty Ltd
c)	Southport Campus is located at 56 Nerang Street, Southport, QLD 4215, Australia. An annual rent of AUD270,640 were paid in 2018 pursuant to the lease contract with Life Settlements Funds Pty Ltd
d)	Carina Campus is located at 56 Zahel Street, Carina, QLD 4152 Australia. An annual rent of AUD42,000 were paid in 2018 pursuant to the lease contract with Camp Hill Carina Wealfare Asociation Trading as Clem Jones Center

Malaysia Office

Egnitus (M) Sdn Bhd is located in Kuala Lumpur, the Capital City of Malaysia. The office is in city center at Suites 34.02, level 34, Menara Citibank, 165 Jalan Ampang, 50450 Kuala Lampur. An annual rent of MYR228,600 were paid in 2018 persuant to the lease contract with Inverfin Sdn Bhd.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Market Information

The trading in the Company’s Common Stock began on February 2, 2018. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

On February 2, 2018, our common stock was approved for quotation on the OTC Markets under the symbol “ANVV”. The OTC Markets is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The OTC Markets securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock.

On March 29, 2019, the price of our common stock reported on the OTC Markets was $3.13 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

Year 2018	High Price	Low Price

Quarter Ended March 31, 2018	$1.15	$0.70
Quarter Ended June 30, 2018	1.50	1.10
July 1 thru September 14, 2018	1.70	0.51
October 31 thru December 31, 2018	1.51	0.51

Year 2019

Quarter Ended March 29, 2018	$3.13	$2.67

Holders

There are approximately 87 holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

Shares Available for Future Sale

Approximately 93.9% of all outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

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

Transfer Agent

VStock Transfer, LLC, located at 18 Lafayette Place, New York 11598 is the registrar and transfer agent for the Company’s common stock.

Recent Sales of Unregistered Securities

All sales of unregistered securities between October 1, 2018 and the date of this Report were previously reported on the company’s form 8-K’s filed with the SEC

Repurchases of Equity Securities

None

Additional Information

None

Item 6. Selected Financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis is based on, and should be read in conjunction with, the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-K.

Results of Operations for the Years Ended December 31, 2018 and 2017

We are a smaller reporting Company as defined by Rule 12b-2 and incorporated in the State of Delaware on July 22, 2016. As of the periods from inception through the date of this yearly report, we generated small amount revenues and incurred expenses and operating losses, as part of our development stage activities. We recorded a net loss of $(2,563,510) for the twelve months ended December 31, 2018, net cash flows used by operating activities was $(2,787,949), working capital deficit of $(4,865,863) and an accumulated deficit of $(2,848,437) at December 31, 2018.

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

Our Current Business

The Company has commenced operations since June 2017 and during the financial year 2018 it has completed 11 acquisitions in Australia, Malaysia, Philippines and the United States. The product development during 2017 and 2018 as well as the acquisitions by the Company have positioned the Company as a global technology company for self and business improvement. The Company now owns a number of proprietary software, mobile applications, learning and educational tools to help consumers and businesses improve and grow. The Company has a stated mission to make potential growth accessible and sustainable.

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

On October 10, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on October 9, 2018, the Company completed its acquisition of Egnitus Inc., a Nevada corporation (“Egnitus”). The Shareholder agree to transfer to Acquirer at the Closing (defined below) 19,768,800 shares of common stock of Target, being all of the issued and outstanding common stock of Target, in exchange for an aggregate of 19,768,800 pre-split shares of voting common stock of Acquirer.

In October 23, 2018, Anvia Holdings Corporation entered into an acquisition agreement to acquire 100% of Entrepreneur Culture Inc Sdn. Bhd. shares for consideration of $60,074 and 65,455 shares of Anvia Holdings Corporation common stock.

In November 29, 2018, Anvia (Australia) Pty Ltd acquired 100% of shares issued and outstanding common shares from the shareholders of Xamerg Pty Ltd for consideration of $1,204,807.84.

In November 30, 2018, Anvia (Australia) Pty Ltd acquired 51% of the shares issued and outstanding common shares from shareholders of Jamiesons Accounting Pty Ltd for consideration of $696,129

In December 10, 2018, Anvia Holdings Corporation acquired 100% of shares issued and outstanding common shares from shareholders of Doubleline Capital Sdn. Bhd. in exchange with 52,300 shares of Anvia Holdings Corporation common stock.

In December 28, 2018, Anvia Holdings Corporation acquired 100% of shares issued and outstanding common shares from shareholders of Blue Pacific English Academy Inc. for consideration of $18,593.78

In December 28, 2018, Doubleline Capital Sdn. Bhd. acquired 100% of shares issued and outstanding common shares from shareholders of All Crescent Sdn. Bhd. for consideration of $100,000 and 200,000 shares of Doubleline Capital Sdn. Bhd. common stock.

In December 31, 2018, Anvia (Australia) Pty Ltd acquired 100% of shares issued and outstanding common shares from shareholders of Workstar Technologies Pty Ltd for consideration of $211,380.

Results of Operations

Our results of operations for the three months and twelve months periods ended December 31, 2018 included the operations of the Company, Anvia Australia, Global Institute of Vocational Education operations from the date of its acquisition June 11, 2018, Egnitus INC. January 1, 2018 as a common control situation, Entrepreneur Culture Inc Sdn. Bhd from the date of its acquisition October 23, 2018; Xamerg Pty Ltd from the date of its acquisition November 29, 2018, Jamiesons Accounting Pty Ltd from the date of its acquisition November 30, 2018; Doubleline Capital Sdn. Bhd from the date of its acquisition December 10, 2018; Blue Pacific English Academy Inc. from the date of its acquisition December 28, 2018; Doubleline Capital Sdn. Bhd. from the date of its acquisition December 10, 2018 to Workstar Technologies Pty Ltd from the date of its acquisition December 31, 2018 to December 31, 2018.

Revenues for the twelve months period ended December 31, 2018 and 2017 were $ 690,680 and $ 434,908, respectively, earned by providing construction induction training and white card for plumber position, and providing consulting services for placement services. Cost of revenue for providing construction induction training and consulting services for development of building inspection process to customers were $ 80,370 and $ 106,492 for the twelve months ended December 31, 2018 and 2017, respectively.

Revenues for the twelve months period ended December 31, 2018 and 2017 were $ 690,680 and $ 434,908, respectively, earned by providing construction induction training and consulting services for development of building inspection process to customers. Cost of revenue for the twelve months ended December 31, 2018 and 2017 for providing construction training and consulting services was $ 80,378 and $ 106,492, respectively.

Operating expenses for the twelve months ended December 31, 2018 and 2017 were $1,908,585 and $465,679, respectively. Operating expenses for the twelve months ended December 31, 2018 primarily consisted of consulting and business advisory services of $ 80,527, audit fees $61,415 travel, meals and lodging expense of $ 30,979, investor relations fees of $65,385, registration fees and permits of $16,253 and other general and administrative expenses of $1,315,147. Operating expenses for the twelve months ended December 31, 2017 consisted of professional fees paid to consultants, fees paid to stock transfer agent, meals and lodging expense and other general and administrative expenses totaling $ 465,679.

Other expenses for the twelve months ended December 31, 2018 were $1,828,980. Other expenses consisted impairment of intangible asset of $ 62,277 upon the acquisition of Global Institute of Vocational Education by Anvia Australia, interest expense recorded on note for EMA of $ 3,781

(i) on amortization of embedded conversion option liability of $ 922,517,

(ii) on GHS Note of $1,832, and (iv) on Labrys Fund Note of $24,859, amortization of debt discount for OID of LABRYS 40,667, amortization of debt discount for OID of EMA 6,389. amortization of debt discount for EMA of $ 277,373

Other expense was offset by change in the fair value of the embedded conversion option liability of $ (551,562) at December 31, 2018 due to the change in the derivative instrument.

As a result of above, we recorded a net loss of (2,064,731) and $ (2,563,510) for the three months and twelve months ended December 31, 2018 as compared to the net loss of $ and $141,916 for the same comparable periods in 2017, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $248,253 at December 31, 2018 as compared to $11,424 at December 31, 2017. As shown in the accompanying condensed consolidated financial statements, we recorded a net loss of $ (2,563,510) for the twelve months ended December 31, 2018. Our working capital deficit at December 31, 2018 was $ (4,865,863), net cash used by operating activities was $(2,787,949), and accumulated deficit was $(2,848,437). These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used by operating activities for the twelve months ended December 31, 2018 was $(2,787,949) which resulted primarily from our net loss of $(2,563,510), Depreciation of plant and equipment of $117,595, Amortization of intangible assets 1,459, and net change in operating assets and liabilities like trade and other receivables of $ (480,441) and Trade and other payables $(136,948). Net cash used in operating activities for the twelve months ended December 31, 2018 was $(2,787,949), which primarily resulted from our net loss of $ (2,563,510), and net change in operating assets and liabilities of $(343,493).

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $(1,000,365) primarily due to the Acquisition of subsidiaries, net of cash and cash equivalents acquired of $(998,365) and acquisition of other investments of (2,000).

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2018 was $4,025,462 primarily due to cash received from Issuance of share capital of $1,391,955, Embedded conversion option liability of $2,412,285, -Convertible notes payable, net of debt discount of 221,222 a

Net cash provided by financing activities for the twelve months ended December 31, 2017 was $ 610,780 primarily due to Issuance of share capital of $ 565,736 and repayment to advance from directors’ amount of 45,044.

We recorded a decrease in cash of $ 319 and an increase of $0 due to the effect of foreign exchange rate changes on cash for the twelve months ended December 31, 2018 and 2017, respectively.

As a result of the above activities, we experienced a net increase in cash of $ 236,829 and $11,424 for the twelve months ended December 31, 2018 and December 31, 2017, respectively.

Although the Company was able to obtain short term loans, there is no assurance that the Company will continue to be able to raise capital at favorable terms, and the ability to continue as a going concern is still dependent on its success in obtaining additional financing from investors or from sale of our common shares.

Off-balance Sheet Arrangements

Since our inception through December 31, 2018, we have not engaged in any off-balance sheet arrangements.

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

FINANCIAL STATEMENTS AND EXHIBITS

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Anvia Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anvia Holdings Corporations and its subsidiaries (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the each of two years in the year ended of December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company incurred a net loss of $2,536,510 for the year ended December 31, 2018, incurred a net current liability of $4,856,863 and an accumulated loss of $2,848,437 as of December 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2018.

Kuala Lumpur, Malaysia

Date: April 3, 2019

ANVIA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and bank balances	$248,253	$11,424
Trade receivables	547,846	106,125
Other receivables and deposits	1,399,023	60,571
Amount owing by directors	-	22,894

Total current assets	2,195,122	201,014

Non-current assets:
Plant and equipment, net	485,050	329,970
Intangible assets	7,526	8,985
Other investments	160,354	-
Goodwill	3,199,274	-

Total non-current asset	3,852,204	338,955
TOTAL ASSETS	$6,047,326	$539,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$325,971	$18,639
Other payables and accrued liabilities	3,310,262	279,714
Embedded conversion option liability	2,412,285	-
Convertible notes payable, net of debt discount	221,222	-
Amount owing to directors	785,797	67,938
Income tax payable	5,448	18,045

Total current liabilities	7,060,985	384,336

TOTAL LIABILITIES	$7,060,985	$384,336

Stockholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 41,004,994 and 19,003,367 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	$4,101	$1,901
Discount on common stock	(500)	(500)
Additional paid up share capital	1,956,402	566,647
Accumulated losses	(2,848,437)	(300,936)
Other comprehensive expense	(127,020)	(111,664)
Total equity attributable to owners of the Company	(1,015,454)	155,448
Non-controlling interests	1,795	185

Total stockholders’ equity	(1,013,659)	155,633

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$6,047,326	$539,969

See accompanying notes to financial statements

ANVIA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31
	2018	2017

Revenues, net	$690,680	$434,908

Cost of revenues	(80,370)	(106,492)

Gross profit	610,310	328,416

Other income	12,182	-
General and administrative expenses	(1,357,024)	(465,679)
Other operating expenses	(551,561)	-

Loss from operations	(1,286,093)	(132,763)

Finance cost	(1,277,417)	-

Loss before tax	(2,563,510)	(132,763)

Income taxes expenses	-	(4,653)

NET LOSS	$(2,563,510)	$(141,916)

Net loss(profit) attributable to non-controlling interests	16,009	(379)

NET LOSS ATTRIBUTABLE TO THE COMPANY	(2,547,501)	(142,295)

Other comprehensive expense:
- Foreign currency translation gain (loss)	(15,920)	(1,641)

COMPREHENSIVE LOSS	$(2,563,421)	$(143,936)

Other comprehensive expense attributable to non-controlling interests	564	194

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(2,562,857)	$(143,742)

See accompanying notes to financial statements

ANVIA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States Dollars (“US$))

	Years ended December 31
	2018	2017
Cash flows from operating activities:
Net loss	$(2,563,510)	$(141,916)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	117,595	50,085
Amortization of intangible assets	1,459	3,726
Operating loss before working capital changes	(2,444,456)	(88,105)

Changes in operating assets and liabilities:
Trade and other receivables	(480,441)	(166,696)
Trade and other payables	136,948	293,103
Cash (used in)generated from operating activities	(2,787,949)	38,302

Cash flows from investing activity:
Purchase of plant and equipment and intangible assets	-	(392,766)
Acquisition of subsidiaries, net of cash and cash equivalents acquired	(998,365)	(244,892)
Acquisition of other investments	(2,000)
Net cash used in investing activity	(1,000,365)	(637,658)

Cash flows from financing activities:
Issuance of share capital	1,391,955	565,736
Proceeds from issuance of :
-Embedded conversion option liability	2,412,285	-
-Convertible notes payable, net of debt discount	221,222	-
(Repayment to)Advance from Directors	-	45,044
Net cash generated from financing activities	4,025,462	610,780

Foreign currency translation adjustment	(319)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	236,829	11,424

CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	11,424	-

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$248,253	11,424

See accompanying notes to financial statements.

F-4

ANVIA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

(Amount expressed in United States Dollars (“US$))

	Years ended December 31
	2018	2017
CASH AND CASH EQUIVALENTS INFORMATION:
Cash at bank	$248,253	$11,424
Cash and cash equivalents, end of financial year	248,253	11,424

See accompanying notes to financial statements.

ANVIA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Amount expressed in United States Dollars (“US$))

	Common stock		Discount on	Additional paid up	(Accumulated	Accumulated other		Non-
	Number of shares	Value	common stock	share capital	Losses)/Retained earnings	comprehensive expense	Total	controlling interest	Total Equity
Balance as of January 01, 2017	20,000,000	$2,001	$-	$312	$(7,562)	$-	$(5,249)	$-	$(5,249)
Redemption of shares	(20,000,000)	(2,000)	-	2,000	-	-	-	-	-
Issuance of shares as a result of change in control	5,000,000	500	(500)	-	-	-	-	-	-
Sales of shares for cash	14,003,367	1,400	-	159,151	-	-	160,551	-	160,551
Acquisition of subsidiaries	-	-	-	405,184	(151,079)	(110,217)	143,888	-	143,888
Net (loss) profit	-	-	-	-	(142,295)	-	(142,295)	379	(141,916)
Foreign currency translation loss	-	-	-	-	-	(1,447)	(1,447)	(194)	(1,641)
Balance as of December 31, 2017	19,003,367	$1,901	$(500)	$566,647	$(300,936)	$(111,664)	$155,448	$185	$155,633

See accompanying notes to financial statements.

ANVIA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Amount expressed in United States Dollars (“US$))

	Common stock		Discount on	Additional	(Accumulated	Accumulated other		Non-
	Number of shares	Value	common stock	paid up share capital	Losses)/Retained earnings	comprehensive expense	Total	controlling interest	Total Equity
Balance as of December 31, 2017	19,003,367	$1,901	$(500)	$566,647	$(300,936)	$(111,664)	$155,448	$185	$155,633
Share swap during the year	22,001,627	2,200	-	13,249,058	-	-	13,251,258	-	13,251,258
Reverse acquisition	-	-	-	(11,859,303)	-	-	(11,859,303)	-	(11,859,303)
Acquisition of subsidiary	-	-	-	-	-	-	-	18,183	18,183
Net loss	-	-	-	-	(2,547,501)	-	(2,547,501)	(16,009)	(2,563,510)
Foreign currency translation loss	-	-	-	-	-	(15,356)	(15,356)	(564)	(15,920)
Balance as of December 31, 2018	41,004,994	$4,101	$(500)	$1,956,402	$(2,848,437)	(127,020)	$(1,015,454)	$1,795	$(1,013,659)

See accompanying notes to financial statements.

ANVIA HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(Amount expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

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

The principal office address is located at 1125 E Broadway #770, Glendale, CA 91205.

The corporate structure is depicted below:

F-8

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Going concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenue and has sustained operating losses since inception to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $2,536,510 for the year ended December 31, 2018, incurred a net current liability of $4,865,863 and an accumulated loss of $2,848,437 as of December 31, 2018. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates/Expected Useful Life
Computer and software	20%
Furniture and fittings	20%
Building	[N/A]
Renovation	20%
Motor vehicle	20%

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks, which are amortized on a straight-line basis over a useful life of five years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the year ended December 31, 2018.

Deferred income

Deferred income refers to fees received in advance for services which have not yet been performed. Deferred income is classified on the consolidated balance sheet as current liability.

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

The Company’s revenue recognition policy is based on the revenue recognition criteria established in accordance with Accounting Standards Codification (ASC) 605. The criteria and how the Company satisfies each element are as follows: (1) persuasive evidence of an arrangement – the Company and the customer enters into a signed contract; (2) delivery has occurred – as noted above, upon the commencement of the training course, the deposit is non-refundable per the terms of the signed contract and upon completion of the course, the Company has provided all services to be delivered to the customer under the contract; (3) the price is fixed and determinable – the signed contract indicates a fixed dollar amount for the training for the courses enrolled by the customer; (4) collectability is reasonable assured – the Company receives as payment a deposit and the balance of the training upon the completion of the training course.

Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation and cumulative net change in the fair value of available-for-sale investments held at the balance sheet date. This comprehensive income is not included in the computation of income tax expense or benefit.

Income tax expense

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclosed in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts major businesses in Malaysia and is subject to tax in their own jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The functional currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company maintains its books and record in a local currency, Malaysian Ringgit (“MYR” or “RM”) and Australian Dollars (“AUD”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2018	2017
Year-end US$1 : MYR exchange rate	4.1300	4.0440
Yearly average US$1 : MYR exchange rate	4.0307	4.2982

Year-end AUD : US$1 exchange rate	0.7046	0.7815
Yearly average AUD : US$1 exchange rate	0.7482	0.7671

Year-end US$1 : Philippine Pesos exchange rate	52.5	N/A

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, trade receivable, deposits and other receivables, amount due to related parties and other payables approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of December 31, 2018, and 2017, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Recent accounting pronouncements (continued)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. This adoption will not have a material impact on our financial statements.

In June 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going concern (Subtopic 205-40) which provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance in ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. This adoption will not have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. This adoption will not have a material impact on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. We will recognize our inventories at cost or net realizable value, whichever lower.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We will adopt the new standard effective January 1, 2018, on a prospective basis and do not expect the standard to have a material impact on our consolidated financial statements.

3 OTHER RECEIVABLES AND DEPOSITS

	As at December 31,
	2018	2017

Other receivables	$1,399,023	$29,294
Amount owing by related parties	-	31,277
	$1,399,023	$60,571

The amount owing by related parties is unsecured, interest-free with no fixed repayment term.

4. AMOUNT OWING BY DIRECTORS

The amount owing by directors is unsecured, interest-free with no fixed repayment term.

5. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

	As of December 31,
	2018	2017

Computer and software	$1,166,812	$370,876
Furniture and fittings	263,978	1,212
Building	269,232	-
Renovation	16,834	1,558
Motor vehicles	25,122	6,407
	1,741,978	380,055
(Less): Accumulated depreciation	(1,256,928)	(50,085)
Add: Foreign translation differences		-
Property, plant and equipment, net	$485,050	$329,970

Depreciation expense for the year ended December 31, 2018 and 2017 were $117,1595 and $50,085 respectively.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	As of December 31,
	2018	2017

Trade mark	$13,082	$12,711

(Less): Accumulated amortisation	(5,556)	(3,726)

Property, plant and equipment, net	$7,526	$8,985

Amortisation expense for the year ended December 31, 2018 and 2017 were $1,459 and $3,726 , respectively.

7. OTHER INVESTMENTS

	As at December 31,
	2018	2017

Other investments, at cost	$1,325,553	$-
Impairment	(1,165,199)	-
	$160,354	$-

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	As at December 31,
	2018	2017

Amount owing to related parties	$70,244	$20,082
Accrued other expenses	3,240,018	259,632
	$3,310,262	$279,714

The amount owing by related parties is unsecured, interest-free with no fixed repayment term.

9. CONVERTIBLE NOTES PAYABLES, NET OF DEBT DISCOUNT

On June 21, 2018, the Company executed a $333,000 Convertible Promissory Note (the “Note”) with Labrys Fund, an unrelated-party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on December 21, 2018 (the “Maturity Date”). The total consideration received against the Note was $303,000, with the Note bearing $30,000 Original Issue Discount (the “OID”) and $3,000 for legal expenses. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remained payable regardless of time and manner of payment by the Company. The Maturity Date was December 21, 2018 the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, have been due and paid on December 18, 2019.

For both the three months and twelve months ended December 31, 2018, the Company has recognized interest expense of 30,000 related to the amortization of the OID, interest expense of $ 17,915.18 on the Note and $321,073 related to the amortization of the beneficial conversion feature discount as it related to this Note.

On November 15, 2018, the Company executed a $250,000 Convertible Promissory Note (the “Note”) with EMA Fund, an unrelated-party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on May 15, 2019 (the “Maturity Date”). The total consideration received against the Note was $222,500, with the Note bearing $25,000 Original Issue Discount (the “OID”) and $2,500 for legal expenses. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before May 15, 2019 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at December 31, 2018 pursuant to the convertible note payable resulted in potential conversion of debt into 829,349 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company recorded a debt discount related to the OID in the amount of $25,000 which will be amortized to interest expense over the term of the loan. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $ $444,873 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $1 at issuance date, a risk-free interest rate of 2.12%, expected volatility of the Company’s stock of 264.64%. For both the three months and 12 months ended December 31, 2018, the Company has recognized interest expense of $ 6,388.89 related to the amortization of the OID, interest expense of $ 3,780.82 on the Note and $ 277,372.86 related to the amortization of the beneficial conversion feature discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at November 15, 2018 and December 31, 2018 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and twelve months ended December 31, 2018 of $ (213,517.22), which was included in other expenses.

Additionally, in connection with the Note, the Company also issued 31,250 shares of common stock of the Company to the holder as a commitment fee for this note. The commitment shares fair value was calculated as $31,250 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at December 31, 2018.

On November 29, 2018, the Company executed a $660,000 Convertible Promissory Note (the “Note”) with LABRYS Fund, an unrelated-party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on May 29, 2019 (the “Maturity Date”). The total consideration received against the Note was $600,000, with the Note bearing $60,000 Original Issue Discount (the “OID”) and $6,000 for legal expenses. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before May 29, 2019 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at December 31, 2018 pursuant to the convertible note payable resulted in potential conversion of debt into 2,179,554 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company recorded a debt discount related to the OID in the amount of $60,000 which will be amortized to interest expense over the term of the loan. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $ $1,094,778 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $1.03 at issuance date, a risk-free interest rate of 2.12%, expected volatility of the Company’s stock of 266.57%. For both the three months and twelve months ended December 31, 2018, the Company has recognized interest expense of $ 10,666.67 related to the amortization of the OID, interest expense of $ 6,943.56 on the Note and $ 601,444.69 related to the amortization of the beneficial conversion feature discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at November 29, 2018 and December 31, 2018 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and twelve months ended December 31, 2018 of $ (659,117.33), which was included in other expenses.

Additionally, in connection with the Note, the Company also issued 1,000,000 shares of common stock of the Company to the holder as a security deposit, provided however, the shares must be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the Maturity Date. The refundable shares fair value was calculated as $1,030,000.00 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at December 31, 2018.

The Company also issued 120,000 shares of common stock of the Company to the holder as a commitment fee for this note. The commitment shares fair value was calculated as $123,600 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at December 31, 2018.

On June 5, 2018, the Company entered into an Equity Financing Agreement and Registration Rights Agreement with GHS Investments, LLC (the “GHS”) pursuant to which GHS has agreed to purchase up to $10,000,000 in shares of Company common stock. The obligations of GHS to purchase the shares of Company common stock are subject to the conditions set forth in the Equity Financing Agreement, including, without limitation, the condition that a registration statement on Form S-1 registering the shares of Company common stock to be sold to GHS be filed with the Securities and Exchange Commission and become effective. The Registration Rights Agreement provides that the Company shall use commercially reasonable efforts to file the registration statement within 30 days after the date of the Registration Rights Agreement and have the registration statement become effective within 90 days after it is filed. The purchase price of the shares of Company common stock will be equal to 80% of the market price (as determined in the Equity Financing Agreement) calculated at the time of purchase. In connection with the Equity Financing Agreement, the Company executed a convertible promissory note in the principal amount of $40,000 (the “GHS Note”) as payment of the commitment fee for the Equity Financing Agreement. The GHS Note bears interest at the rate of 8% and must be repaid on or before March 5, 2019. For the three months and nine months ended December 31, 2018, the Company has accrued and recorded an interest expense of $1,832.34 on the GHS Note.

10. AMOUNT OWING TO DIRECTORS

The amount owing to directors is unsecured, interest-free with no fixed repayment term.

11. INCOME TAX

Provision for income taxes consisted of the following:

	As of December 31,
	2018	2017

Current:
Local	$-	$-
Foreign	5,448	18,045

Deferred tax
Local	$-	$-
Foreign	-	-
	5,448	18,045

12. FOREIGN CURRENCY EXCHANGE RATE

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate post higher or lower income depending on exchange rate converted into US$ at the end of the financial year. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

13. SIGNIFICANT EVENTS

In October 9, 2018 Anvia Holdings Corporation entered into and closed an Acquisition Agreement with Egnitus Inc. and shareholders of Egnitus Inc. (“Egnitus”), pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Egnitus in exchange for 19,768,800 shares of the Company’s common stock.

In October 23, 2018, Anvia Holdings Corporation entered into an acquisition agreement to acquire 100% of Entrepreneur Culture Inc Sdn. Bhd. shares for consideration of $60,074 and 65,455 shares of Anvia Holdings Corporation common stock.

In November 29, 2018, Anvia (Australia) Pty Ltd acquired 100% of shares issued and outstanding common shares from the shareholders of Xamerg Pty Ltd for consideration of $ 1,204,807.84.

In November 30, 2018, Anvia (Australia) Pty Ltd acquired 51% of the shares issued and outstanding common shares from shareholders of Jamiesons Accounting Pty Ltd for consideration of $696,129.

In December 28, 2018, Doubleline Capital Sdn. Bhd. acquired 100% of shares issued and outstanding common shares from shareholders of All Crescent Sdn. Bhd. for consideration of $290,000 where $100,000 to be paid in cash and $190,000 to be paid in form of shares of Anvia Holdings Corporation based on the closing price on December 28,2018.

In December 28, 2018, Anvia Holdings Corporation acquired 100% of shares issued and outstanding common shares from shareholders of Blue Pacific English Academy Inc. for consideration of $18,593.78.

In December 28, 2018, Doubleline Capital Sdn. Bhd. acquired 100% of shares issued and outstanding common shares from shareholders of All Crescent Sdn. Bhd. for consideration of $100,100 and 200,000 shares of Doubleline Capital Sdn. Bhd. common stock

In December 31, 2018, Anvia (Australia) Pty Ltd acquired 100% of shares issued and outstanding common shares from shareholders of Workstar Technologies Pty Ltd for consideration of $211,380.

14. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the audited financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2018. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

None.

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

Name	Age	Position
Ali Kasa	41	President, Chief Executive Officer, Director
Dhurata Toli	43	Financial Controller, Secretary

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

Dhurata Toli

Dhurata Toli serves as the Financial Controller and Secretary of Anvia since July 2017 and oversees all aspects of the Company’s accounting functions including planning, executing, controlling and reporting all financial matters. From June 2016 to June 2017, Ms. Toli worked as Group Support Services Manager of Egnitus Albania. From December 2014 to May 2016, Ms. Toli worked at Trans Adriatic Pipeline as a financial consultant. From August 2011 to November 2014, Ms. Toli worked as Operational Director with the General Directorate of Local Taxes and Fees, with the Municipality of Tirana in Albania. From October 2009 to July 2011, Ms. Toli worked at BKT Bank as Branch Manager. Ms. Toli earned her Masters’ of Science degree in banking from University of New York, Tirana , in collaboration with the Institute Universitaire Kurt Bosch in Switzerland, and Master’s degree in Finance and Accounting from Tirana University.

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

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a Company. Based on this definition, the Company has no independent directors. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly.

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

Code of Ethics

The Company does not have a code of ethics for our principal executive or principal financial officers, due to our size and current stage of development. The Company’s management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

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

The following table summarizes all compensation recorded by us in 2018, 2017 and 2016 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to one additional individual for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at December 31, 2018.

Summary Compensation Table

The following table presents information concerning the compensation awarded to, earned by, or paid to the named executive officers for services rendered for the three years ended December 31, 2018.

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Ali Kasa	2018	0	0	0	0	0	0	0	0
President, CEO, Director	2017	0	0	0	0	0	0	0	0

Dhurata Toli	2018	0	0	0	0	0	0	30,000	30,000
Financial Controller, Secretary	2017	0	0	0	0	0	0	15,025	15,025

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

Name and Position	Shares Owned	Percent of Class (1)	Voting Percentage (4)
Ali Kasa, (2) President, Chief Executive Officer, Director	19,753,007	47.137%	51%

Dhurata Toli, Financial Controller, Secretary	-	*	*

Yasser Elsayed Aly Ahmed Elezaby (3)
> 5% Shareholder	3,906,458	9.32%	9.32%

Oceana Energy Corp., Ltd	4,000,000	9.54%	9.54%

All Officers and directors as a Group (2 persons)		47.13%	51%

* Less than 1%

(1)	Based on 41,004,994 shares of Common Stock outstanding.

(2)	Consists of 5,000,000 shares issued on change of control.

(3)	The address of Yasser Elsayed Aly Ahmed Elezaby is 162 Century Dr, Syracuse NY 13209.

(4)	Based on aggregate voting shares, including Common Stock shares and Series A Preferred Stock shares that are presently issued and outstanding.

The following table sets forth information as of the date of this report regarding the beneficial ownership of the Company’s Series A Preferred Stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the class of stock after giving effect to any exercise of warrants or options held by that person.

Name and Position	Shares Owned	Percent of Class (1)	Voting Percentage (4)
Ali Kasa, (2) President, Chief Executive Officer, Director	600	60%	43.29

Dhurata Toli (2)	-	-	-
Financial Controller

Waleed Badurik*, (3)	400	40%	33.09

All Officers and directors as a Group (2 persons)	600	60%	43.29

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

Based solely on a review of the copies of such reports furnished to us, we believe that our officers and directors and our principal stockholder who are required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to the last fiscal year, except that our officers and directors and shareholder failed to file a Form 3 after we registered our common stock under Section 12(g) of the Securities Exchange timely. The officers and director intend to file their Form-3s no later than April 30, 2019.

Item 14. Principal Accountant Fees and Services.

During 2018 and 2017, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2018, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2017.

	Year ended December 31,
	2018	2017
Audit Fees	$61,414.62	$9,395

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Total Asia Associates PLT. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

3.1*	Certificate of Incorporation (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.2*	By-laws (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.3*	Sample stock certificate (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.4*	Certificate of Amendment filed with the Secretary of State of Delaware on January 12, 2017 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

3.5*	Amended Bylaws (filed as exhibit to the Form S-1/A filed on June 22, 2017)

3.6*	Series A Preferred Stock Certificate of Designation (filed as exhibit to the Form 8-K filed on March 17, 2017)

10.1*	Term Sheet by and between the Company and All Crescent Sdn Bhd. (filed as exhibit to the Form S-1 filed on May 2, 2017)

10.2*	Agreement by and between Ali Kasa and Tiber Creek Corporation dated May 12, 2016 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.3*	Service Agreement by and between the Company and Eurojet Australia Pty Ltd dated May 23, 2017 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.4*	Agreement by and between the Company and Egnitus Holding Pty Ltd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.5*	Appointment Letter issued by Stanley Footwear Consortium Sdn Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.6*	Appointment Letter issued by YKGI Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.7*	Appointment Letter issued by Asteel Sdn Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.8*	On November 1, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on October 23, 2018, the Company completed its acquisition of Entrepreneur Culture Inc Sdn. Bhd., a Malaysia corporation (“ECI”).

10.9*	On November 30, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on November 29, 2018, the Company completed its acquisition of Xamerg Pty Ltd, an Australia corporation (“Eagle”) through its subsidiary Anvia (Australia) Pty Ltd.

10.10*	On December 12, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on November 30, 2018, the Company completed its acquisition of Jamiesons Accounting Pty Ltd., an Australia corporation (“Jamiesons”) through its subsidiary Anvia (Australia) Pty Ltd.

10.11*	On December 14, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on December 10, 2018, the Company completed its acquisition of Doubleline Capital Sdn. Bhd, a Malaysia corporation (“Doubleline”).

10.12*	On December 28, 2018, Anvia Holdings Corporation (the “Company”) completed its acquisition of Blue Pacific English Academy Inc., a Philippine corporation (“Blue Pacific”). The company did not file an form 8-K for this company as it is not material.

10.13*	On January 3, 2019, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on December 31, 2018, the Company completed its acquisition of Workstar Technologies Pty Ltd., a Malaysia corporation (“All Crescent”) through its subsidiary Anvia (Australia) Pty Ltd.

10.14*	On January 4, 2019, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on December 28, 2018, the Company completed its acquisition of All Crescent Sdn. Bhd., a Malaysia corporation (“All Crescent”) through its subsidiary Doubleline Capital Sdn. Bhd

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1/A as filed with the SEC on September 11, 2017.

**	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of April 2019.

ANVIA HOLDINGS CORP.

By:	/s/ Ali Kasa
Ali Kasa, President
(Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and, on the dates, stated.

/s/ Ali Kasa	Dated: April 3, 2019
Ali Kasa
President (Principal Executive Officer), Chief Executive Officer, and Director

/s/ Dhurata Toli	Dated: April 3, 2019
Dhurata Toli
Financial Controller (Principal Accounting Officer)

EXHIBIT INDEX

3.1*	Certificate of Incorporation (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.2*	By-laws (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.3*	Sample stock certificate (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.4*	Certificate of Amendment filed with the Secretary of State of Delaware on January 12, 2017 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

3.5*	Amended Bylaws (filed as exhibit to the Form S-1/A filed on June 22, 2017)

3.6*	Series A Preferred Stock Certificate of Designation (filed as exhibit to the Form 8-K filed on March 17, 2017)

10.1*	Term Sheet by and between the Company and All Crescent Sdn Bhd. (filed as exhibit to the Form S-1 filed on May 2, 2017)

10.2*	Agreement by and between Ali Kasa and Tiber Creek Corporation dated May 12, 2016 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.3*	Service Agreement by and between the Company and Eurojet Australia Pty Ltd dated May 23, 2017 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.4*	Agreement by and between the Company and Egnitus Holding Pty Ltd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.5*	Appointment Letter issued by Stanley Footwear Consortium Sdn Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.6*	Appointment Letter issued by YKGI Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.7*	Appointment Letter issued by Asteel Sdn Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.8*	On November 1, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on October 23, 2018, the Company completed its acquisition of Entrepreneur Culture Inc Sdn. Bhd., a Malaysia corporation (“ECI”).

10.9*	On November 30, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on November 29, 2018, the Company completed its acquisition of Xamerg Pty Ltd, an Australia corporation (“Eagle”) through its subsidiary Anvia (Australia) Pty Ltd.

10.10*	On December 12, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on November 30, 2018, the Company completed its acquisition of Jamiesons Accounting Pty Ltd., an Australia corporation (“Jamiesons”) through its subsidiary Anvia (Australia) Pty Ltd.

10.11*	On December 14, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on December 10, 2018, the Company completed its acquisition of Doubleline Capital Sdn. Bhd, a Malaysia corporation (“Doubleline”).

10.12*	On December 28, 2018, Anvia Holdings Corporation (the “Company”) completed its acquisition of Blue Pacific English Academy Inc., a Philippine corporation (“Blue Pacific”). The company did not file an form 8-K for this company as it is not material.

10.13*	On January 3, 2019, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on December 31, 2018, the Company completed its acquisition of Workstar Technologies Pty Ltd., a Malaysia corporation (“All Crescent”) through its subsidiary Anvia (Australia) Pty Ltd.

10.14*	On January 4, 2019, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on December 28, 2018, the Company completed its acquisition of All Crescent Sdn. Bhd., a Malaysia corporation (“All Crescent”) through its subsidiary Doubleline Capital Sdn. Bhd

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1/A as filed with the SEC on September 11, 2017.

**	Filed herewith

