Form 10-Q
period 2019-03-31
Anvia Holdings Corp
filed 2019-05-20
CIK 1681282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

100 Challenger Road, Suite 830, Ridgefield Park, NJ 07660

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ANVV	OTC Markets Group

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at March 31, 2019 was 42,257,878.

TABLE OF CONTENTS

Page No.
PART I.

Item 1. Financial Statements.	4

Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months ended September 30, 2018 and 2017 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2018 and 2017 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	22

Item 3. Quantitative and Qualitative Disclosures About Market Risks.	26

Item 4. Controls and Procedures	26

PART II.

Item 1A. Risk Factors.	27

Item 1B. Legal Proceedings	27

Item 2. Properties	27

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 4. Defaults Upon Senior Securities.	27

Item 5. Mine Safety Disclosures.	27

Item 6. Other Information.	27

Item 7. Exhibits.	28

SIGNATURES	30

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

PART I.

Item 1. Financial Statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31,2018
	(UNAUDITED)
ASSETS

Current Assets:
Cash and bank balances	$188,603	$248,253
Trade receivable	376,184	547,846
Other receivables and deposits	363,514	1,399,023
Amount owing by directors		-

Total Current Assets	928,301	2,195,122

Non-current assets:
Plant and equipment, net	440,831	485,050
Intangible assets	6,929	7,526
Other investments	912,294	160,354
Goodwill	2,937,263	3,199,274

Total non-current asset	4,297,317	3,852,204

TOTAL ASSETS	$5,225,618	$6,047,326

LIABILITIES

Current Liabilities:
Trade payable	$49,766	$325,971
Other payables and accrued liabilities	2,262,788	3,310,262
Embedded conversion option liability	9,232,412	2,412,285
Convertible notes payable, net of debt discount	1,575,858	221,222
Amount owing to directors	503,940	785,797
Income tax payable	589,242	5,448
Total Current Liabilities	14,214,006	7,060,985

STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Series A Preferred stock, $0.0001 par value, 100,000,000 shares authorized; 42,257,877 and 41,004,994 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	4,226	4,101
Discount on common stock	(500)	(500)
Additional paid in capital	2,633,127	1,956,402
Stock subscriptions received in advance	(262,768)
Accumulated losses	(11,246,233)	(2,848,437)
Other comprehensive expense	(118,560)	(127,020)
Total equity attributable to owners of the Company	(8,990,708)	(1,015,454)
Non-controlling interests	2,320	1,795
Total stockholders’ equity	(8,988,388)	(1,013,659)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$5,225,618	$6,047,326

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

Revenue	$1,678,069	$17,839

Cost of Revenue	(49,876)	(4,369)

Gross Profit	1,628,193	13,470

Operating Expenses / Income:
General and administrative	(2,464,282)	(47,478)
Other income	1,321	65
Total Operating Expenses	(2,940,793)	-

Loss from Operations	(3,775,561)	(33,943)

Finance costs	(4,621,821)	-

Loss before Tax	(8,397,382)	(33,943)

Income Tax expense	-	-
Net Loss	$(8,397,382)	$(33,943)

Net profit attributable to non-controlling interests	(412)	-

Net loss attributable to the Company	$(8,397,794)	$(33,943)

Other comprehensive expense:
Foreign currency translation gain (loss)	8,571	-
Comprehensive loss	$(8,389,223)	$(33,943)
Other comprehensive income attributable to non-controlling interests	(112)

Total Comprehensive loss attributable to the Company	(8,389,335)	(33,943)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(8,397,382)	$(34,008)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of computer software	597	1,500
Depreciation of property and equipment	92,442	-
Goodwill adjustments	262,010	-
Changes in operating assets and liabilities
Accounts receivable	1,207,171	76,128
Accounts payable	(730,967)	(11,850)

Net Cash (Used in)/Provided by Operating Activities	(7,566,129)	31,770

Cash Flows from Investing Activities
Acquisition of other investments	(751,941)	-
Acquisition of plant and equipment	(48,223)	-
Net cash paid for earnest deposit for acquisitions	-	(52,853)
Net Cash Used In Financing Activities	(800,164)	(52,853)

Cash Flows from Financing Activities
Cash proceeds from issuance of share capital	414,083	-
Cash proceeds from issuance of:
- Embedded conversion option liability	6,820,126	-
- Convertible notes payable, net of debt discount	1,354,636	-
Cash proceeds advanced from related party	(281,857)	21,359
Repayment to Directors		-

Net Cash Provided by Financing Activities	8,306,988	21,359

Effect of exchange rate changes on cash	(345)	(11)

Net Increase in Cash and Cash Equivalents	(59,650)	265

Cash and Cash Equivalents, Beginning of the Period	248,253	468

Cash and Cash Equivalents, End of the Period	$188,603	$733

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

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

The principal office address is located at 100 Challenger Road, Suite 830, Ridgefield Park, NJ 07660.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Going concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenue and has sustained operating losses since inception to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $8,397,382 for the period ended March 31, 2019, incurred a net current liability or working capital deficit is 13,285,705 and an accumulated loss of $11,246,233 as of March 31, 2019. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis to write off the cost over the following expected useful lives of the assets concerned. The principal annual rates used are as follows:

Categories	Principal Annual Rates
Computer and software	20%
Furniture and fittings	20%
Renovation	20%
Motor vehicles	20%

Fully depreciated plant and equipment are retained in the financial statements until they are no longer in use.

Intangible assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets represented the registration costs of trademarks, which are amortized on a straight-line basis over a useful life of five years.

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the year ended March 31, 2019.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	31 March, 2019	31 December, 2018
Year-end US$1 : MYR exchange rate	4.0800	4.1300
Yearly average US$1 : MYR exchange rate	4.0899	4.0307

Year-end AUD : US$1 exchange rate	0.7104	0.7046
Yearly average AUD : US$1 exchange rate	0.7122	0.7482

Year-end US$1 : Philippine Pesos exchange rate	52.6944	52.5000
Yearly average US$1 : Philippine Pesos exchange rate	52.3827	N/A

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

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Group had cash balances of $188,603 and $248,253 as of March 31, 2019 and December 31, 2018, respectively.

4. ACCOUNTS RECEIVABLE

The Group recorded a trade receivable of $376,184 and $547,846 as of March 31, 2019 and December 31, 2018, respectively.

Whilst, other receivables are recorded at $363,514 and 1,399,023 as of March 31, 2019 and December 31, 2018, respectively

5. PLANT AND EQUIPMENT, NET

During quarter under review, the Group acquired plant and equipment for an amount of $48,223 and recorded a depreciation of $92,442.

6. INTANGIBLE ASSETS, NET

During quarter under review, the Group amortized its intangible assets by an amount of $597.

7. OTHER INVESTMENTS

During quarter under review, the Group acquired other investments for an amount of $751,941.

8. TRADE PAYABLES, OTHER PAYABLES AND ACCRUED LIABILITIES

As at 31 March 2019, the Group recorded a trade payable of $49,766 (2018: $325,971) and other payables of $2,262,788 (2018: $ 3310,262) respectively.

9. CONVERTIBLE NOTES PAYABLES, NET OF DEBT DISCOUNT

On June 5, 2018, the Company entered into an Equity Financing Agreement and Registration Rights Agreement with GHS Investments, LLC (the “GHS”) pursuant to which GHS has agreed to purchase up to $10,000,000 in shares of Company common stock. The obligations of GHS to purchase the shares of Company common stock are subject to the conditions set forth in the Equity Financing Agreement, including, without limitation, the condition that a registration statement on Form S-1 registering the shares of Company common stock to be sold to GHS be filed with the Securities and Exchange Commission and become effective. The Registration Rights Agreement provides that the Company shall use commercially reasonable efforts to file the registration statement within 30 days after the date of the Registration Rights Agreement and have the registration statement become effective within 90 days after it is filed. The purchase price of the shares of Company common stock will be equal to 80% of the market price (as determined in the Equity Financing Agreement) calculated at the time of purchase. In connection with the Equity Financing Agreement, the Company executed a convertible promissory note in the principal amount of $40,000 (the “GHS Note”) as payment of the commitment fee for the Equity Financing Agreement. The GHS Note bears interest at the rate of 8% and must be repaid on or before March 5, 2019. For the three months ended March 31, 2019, the Company has accrued and recorded an interest expense of $ 955.99 on the GHS Note. The commitment fee in the principal amount of $ 40,000 is paid from the company according the date in the agreement.

On June 21, 2018, the Company executed a $333,000 Convertible Promissory Note (the “Note”) with Labrys Fund, an unrelated-party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on December 21, 2018 (the “Maturity Date”). This note in paid on time from the Company. The total consideration received against the Note was $303,000, with the Note bearing $30,000 Original Issue Discount (the “OID”) and $3,000 for legal expenses. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remained payable regardless of time and manner of payment by the Company. The Maturity Date was December 21, 2018 the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, have been due and paid on December 18, 2019.

For both the three months and twelve months ended December 31, 2018, the Company has recognized interest expense of 30,000 related to the amortization of the OID, interest expense of $ 17,915.18 on the Note and $321,073 related to the amortization of the beneficial conversion feature discount as it related to this Note.

On November 15, 2018, the Company executed a $250,000 Convertible Promissory Note (the “Note”) with EMA Fund, an unrelated-party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on May 15, 2019 (the “Maturity Date”). The total consideration received against the Note was $222,500, with the Note bearing $25,000 Original Issue Discount (the “OID”) and $2,500 for legal expenses. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before May 15, 2019 without any prepayment penalties. This note is paid on May 10, 2019. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at March 31, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 565,321 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company recorded a debt discount related to the OID in the amount of $25,000 which will be amortized to interest expense over the term of the loan. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $ $444,873 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $1 at issuance date, a risk-free interest rate of 2.12%, expected volatility of the Company’s stock of 264.64%. For the three months March 31, 2019, the Company has recognized interest expense of $ 12,500.00 related to the amortization of the OID, interest expense of $ 7,397.26 on the Note and $ 112,500.00 related to the amortization of the embedded conversion option liabilities discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at November 15, 2018, December 31, 2018 and March 31, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months ended March 31, 2019 of $ (869,564.14), which was included in other expenses.

Additionally, in connection with the Note, the Company also issued 31,250 shares of common stock of the Company to the holder as a commitment fee for this note on November 15, 2018. The commitment shares fair value was calculated as $31,250 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at December 31, 2018.

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

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at March 31, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 1,483,523 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company recorded a debt discount related to the OID in the amount of $60,000 which will be amortized to interest expense over the term of the loan. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $ $1,094,778 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $1.03 at issuance date, a risk-free interest rate of 2.12%, expected volatility of the Company’s stock of 266.57%. For the three months ended March 31, 2019, the Company has recognized interest expense of $ 30,000.00 related to the amortization of the OID, interest expense of $ 19,528.77 on the Note and $ 300,000.00 related to the amortization of the beneficial conversion feature discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at November 29, 2018, December 31, 2018 and March 31, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and twelve months ended March 31, 2019 of $ (2,292,808.61), which was included in other expenses.

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

On January 15, 2019, the Company executed a $110,000 Convertible Promissory Note (the “Note”) with TFK Investments, an unrelated-party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on July 15, 2019 (the “Maturity Date”). The total consideration received against the Note was $97,500, with the Note bearing $12,500 Original Issue Discount (the “OID”). Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before July 15, 2019 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at March 31, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 243,810 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company recorded a debt discount related to the OID in the amount of $12,500 which will be amortized to interest expense over the term of the loan. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $ $ 290,552.26 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.94 at issuance date, a risk-free interest rate of 2.5%, expected annualized volatility of the Company’s stock of 317.01%. For the three months March 31, 2019, the Company has recognized interest expense of $ 5,069.44 related to the amortization of the OID, interest expense of $ 2,640.00 on the Note and $ 39,541.67 related to the amortization of the embedded conversion option liabilities discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note are bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at March 31, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months ended March 31, 2019 of $ (395,971.59), which was included in other expenses.

Additionally, in connection with the Note, the Company also issued 20,000 shares of common stock of the Company to the holder as a commitment fee for this note on January 15, 2019. The commitment shares fair value was calculated as $18,800 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at March 31, 2018.

In connection with the Note, the Company also issued 100,000 shares of common stock of the Company to the holder as a security deposit, provided however, the shares must be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the Maturity Date. The refundable shares fair value was calculated as $94,000.00 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at March 31,2019.

On February 19, 2019, the Company executed a $103,000 Convertible Promissory Note (the “Note”) with Power UP, an unrelated-party (the “Lender”), bearing an interest rate of 8%, unsecured, and due on August 19, 2019 (the “Maturity Date”). The total consideration received against the Note was $103,000 and no OID. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before August 19, 2019 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 65% of the lowest trade price for the last 25 days prior to the issuance of the Note or 65% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at March 31, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 207,598 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company has not recorded any debt discount related to the OID as it is not applicable for this note. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $ $ 135,523.18 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.65 at issuance date, a risk-free interest rate of 2.51%, expected annualized volatility of the Company’s stock of 322.20%. For the three months March 31, 2019, the Company has recognized interest expense of $ 903.01 on the Note and $ 22,888.89 related to the amortization of the embedded conversion option liabilities discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at March 31, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months ended March 31, 2019 of $ (456,365.01), which was included in other expenses.

On March 15, 2019, the Company executed a $150,000 Convertible Promissory Note (the “Note”) with FirstFire, an unrelated-party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on September 15, 2019 (the “Maturity Date”). The total consideration received against the Note was $121,440, with the Note bearing $15,000 Original Issue Discount (the “OID”) and $13,560 legal & finance cost. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before September 15, 2019 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at March 31, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 325,956 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company recorded a debt discount related to the OID in the amount of $15,000 which will be amortized to interest expense over the term of the loan. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $ $ 1,262,174.6 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.48 at issuance date, a risk-free interest rate of 2.49%, expected annualized volatility of the Company’s stock of 352.45%. For the three months March 31, 2019, the Company has recognized interest expense of $ 1,000.00 related to the amortization of the OID, interest expense of $ 591.78 on the Note and $ 9,000 related to the amortization of the embedded conversion option liabilities discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at March 31, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months ended March 31, 2019 of $ 315,857.68, which was included in other income.

Additionally, in connection with the Note, the Company also issued 19,480 shares of common stock of the Company to the holder as a commitment fee for this note on March 15, 2019. The commitment shares fair value was calculated as $52,401.2 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at March 31, 2019.

In connection with the Note, the Company also issued 97,402 shares of common stock of the Company to the holder as a security deposit, provided however, the shares must be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the Maturity Date. The refundable shares fair value was calculated as $262,011.38 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at March 31,2019.

On March 15, 2019, the Company executed a $110,000 Convertible Promissory Note (the “Note”) with Crown Bridge, an unrelated-party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on September 15, 2019 (the “Maturity Date”). The total consideration received against the Note was $96,500, with the Note bearing $11,000 Original Issue Discount (the “OID”) and $2,500 legal cost. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before September 15, 2019 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at March 31, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 239,035 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company recorded a debt discount related to the OID in the amount of $11,000 which will be amortized to interest expense over the term of the loan. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $ $ 925,594.71 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.48 at issuance date, a risk-free interest rate of 2.49%, expected annualized volatility of the Company’s stock of 352.45%. For the three months March 31, 2019, the Company has recognized interest expense of $ 733.33 related to the amortization of the OID, interest expense of $ 433.97 on the Note and $ 6,600 related to the amortization of the embedded conversion option liabilities discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at March 31, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months ended March 31, 2019 of $ 231,628.96, which was included in other income.

Additionally, in connection with the Note, the Company also issued 20,000 shares of common stock of the Company to the holder as a commitment fee for this note on March 15, 2019. The commitment shares fair value was calculated as $53,800 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at March 31, 2019.

In connection with the Note, the Company also issued 100,000 shares of common stock of the Company to the holder as a security deposit, provided however, the shares must be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the Maturity Date. The refundable shares fair value was calculated as $269,000 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at March 31,2019.

On March 15, 2019, the Company executed a $250,000 Convertible Promissory Note (the “Note”) with Auctus Fund, an unrelated-party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on September 15, 2019 (the “Maturity Date”). The total consideration received against the Note was $222,250.00, with $27,750 legal & finance cost. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before September 15, 2019 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at March 31, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 543,260 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company has not recorded a debt discount related to the OID as it is not applicable. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $ $ 2,103,624.35 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.48 at issuance date, a risk-free interest rate of 2.49%, expected annualized volatility of the Company’s stock of 352.45%. For the three months March 31, 2019, the Company has recognized interest expense of $ 986.30 on the Note and $ 16,666.67 related to the amortization of the embedded conversion option liabilities discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at March 31, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months ended March 31, 2019 of $ 526,429.46, which was included in other income.

Additionally, in connection with the Note, the Company also issued 32,467 shares of common stock of the Company to the holder as a commitment fee for this note on March 15, 2019. The commitment shares fair value was calculated as $87,336.23 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at March 31, 2019.

In connection with the Note, the Company also issued 162,337 shares of common stock of the Company to the holder as a security deposit, provided however, the shares must be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the Maturity Date. The refundable shares fair value was calculated as $436,686.53 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at March 31,2019.

10. AMOUNT OWING TO DIRECTORS

The amount owing to directors is unsecured, interest-free with no fixed repayment term.

11. INCOME TAX

No income tax is provided due to the statement of profit or loss and other comprehensive income recorded a net loss during the quarter under review.

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

13. PRIOR PERIOD ADJUSTMENTS

During the course of consolidation of current quarter financial position of the Group, management noted the following errors which may trigger prior year adjustments:

-	No provision of dividend payable was made on Xamerg Pty Ltd (Eagle Academy) as at 31 December, 2018.
-	Consolidated Sage Interactive MSC Sdn. Bhd. as at 31 December, 2018 which the Company had previously disposed-off by Sage Interactive Sdn. Bhd.

Consequently, the management immediate notified those charged with governance the above errors. The Group is currently assessing the financial impact that may arise from the above errors and amendments to the relevant financial results will be made in due course.

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 20, 2019, the date the financial statements were available to be issued noting the following transactions that would impact the accounting for events or transactions in the current period or require additional disclosures.

On May 2, 2019 (The “Company” or “Anvia Holdings”) announced that it has executed a definitive agreement to acquire all of the issued and outstanding shares of XSEED Pty Ltd, an Australian Registered Training Organization.Under the agreement Anvia Holdings through its fully owned subsidiary Anvia (Australia) Pty Ltd shall acquire 100% of XSEED Pty Ltd outstanding shares for about USD 352,000 (AUD 500,000).

On May 14, 2019, the Company, through its wholly-owned subsidiary, Anvia (Australia) Pty Ltd., executed a definitive Share Sale Agreement (the “Agreement”) to acquire all of the issued and outstanding shares of Host Group of Companies Pty Ltd (Host Networks), an Australian data centre and hosting service based in Brisbane, Australia Under the Agreement the Company will acquire 100% of Host Networks from its four shareholders in exchange for $552,000 in cash and 665,066 shares of the Company’s common stock valued, for purposes of the Agreement, at $3.75 per share.

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

We are a smaller reporting company as defined by Rule 12b-2 and incorporated in the State of Delaware on July 22, 2016. As of the periods from inception through the date of this quarterly report, we generated minimal revenues and incurred expenses and operating losses, as part of our development stage activities. We recorded a net loss of $8,397,382 for three months ended March 31, 2019, net cash flows used by operating activities was $(7,566,129), working capital deficit of $ 13,285,705 and an accumulated deficit of $11,246,233 at March 31, 2019.

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

Results of Operations

Our results of operations for the three months ended March 31, 2019 included the operations of the Company and all its subsidiaries as they are presented in the organization structure in this report.

Revenues for the three months period ended March 31, 2019 and 2018 were $1,678,069 and $ 17,839, respectively, earned by providing construction induction training and white card for plumber position, and providing consulting services for development of building inspection process. Cost of revenue for providing induction training and consulting services for global technology company for self and business improvement. The Company now owns a number of proprietary software, mobile applications, learning and educational tools to help consumers and businesses improve and grow to customers were $ 49,876 and $ 4,369 for the three months ended March 31, 2019 and 2018, respectively.

Revenues for the three months period ended March 31, 2019 and 2018 were $ 1,678,069 and $ 17,839, respectively, earned by providing construction induction training and consulting services for development of building inspection process to customers. Cost of revenue for the nine months ended March 31, 2019 and 2018 for providing construction training and consulting services was $ 49,876 and $ 4,369, respectively.

Operating expenses for the three months ended March 31, 2019 and 2018 were $2,464,282 and $47,478, respectively. Operating expenses for the three months ended March 31, 2019 primarily consisted of consulting and business advisory services of $ 25,500, investor relations fees of $ 73,928 and other general and administrative expenses of $2,364,854. Operating expenses for the three months ended March 31, 2018 consisted of general and administrative expenses totaling $ 47,478.

Other expenses consisted, interest expense recorded (i) on amortization of debt discount of $ 49,303, (ii) on amortization of embedded conversion option liability of $ 4,540,166 for all seven notes received from the Company and (iii)interest expense recorded on notes of $ 32,352. Other expense was offset by change in the fair value of the embedded conversion option liability at March 3, 2019 due to the change in the derivative instrument.

As a result of above, we recorded a net loss of $8,397,38 for the three months ended March 31, 2019 as compared to the net loss of $ $33,943 for the same comparable periods in 2018, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $188,603 at March 31, 2019 as compared to $248,253 at December 31, 2018. As shown in the accompanying condensed consolidated financial statements, we recorded a net loss of $8,397,382 for the three months ended March 31, 2019. Our working capital deficit at March 31, 2019 was $13,285,705, net cash used by operating activities was $7,566,129, and accumulated deficit was $11,246,233. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used by operating activities for the three months ended Mach 31, 2019 was $7,566,129 which resulted primarily from our net loss of $8,397,382, amortization of computer and software of $597, depreciation of property and equipment $92,442, Goodwill adjustments of $262,010 and net change in operating assets and liabilities of $476,204. Net cash used in operating activities for three months ended Mach 31, 2018 was $31,770, which primarily resulted from our net loss of $ 34,008, amortization of computer and software of $1,500 and net change in operating assets and liabilities of $64,278.

Investing Activities

Net cash used in investing activities for the three months ended Mach 31, 2019 was $800,164 primarily due to the Acquisition of other investments $751,941 and the net cash paid for equipment of $48,223.

Net cash used in investing activities for three months ended Mach 31, 2018 was $52,853, which primarily resulted from net cash paid for earnest deposit for acquisitions $52,853.

Financing Activities

Net cash provided by financing activities for the three months ended Mach 31, 2019 was $8,306,988 primarily due to convertible notes payable, net of debt discount $1,354,636, cash repayment to related parties was (281,857), cash proceeds from issuance of share capital $414,083 and due to Embedded conversion option liability$ 6,820,126.

Net cash provided by financing activities for the three months ended Mach 31, 2017 was $ 21,359 primarily due to receipt of cash proceeds advanced by the related party of $ 21,359.

We recorded a decrease in cash of $59,650, effect of exchange rate changes on $ (345) and an increase of $265 due to the effect of foreign exchange rate changes on $ (11) for the three months ended March 31, 2019 and 2018, respectively.

As a result of the above activities, we experienced a cash in the end of period of $ 188,603 and $733 for the three months ended March 31, 2019 and 2017, respectively. Although the Company was able to obtain short term loans, there is no assurance that the Company will continue to be able to raise capital at favorable terms, and the ability to continue as a going concern is still dependent on its success in obtaining additional financing from investors or from sale of our common shares.

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

Our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our Annual Report on Form 10-K filed with the SEC on April 3, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of March 31, 2019 and they were, therefore, not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The weaknesses in our controls and procedure were lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the quarter ended March 31, 2019. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan to hire an independent third-party consultant to assist us in identifying and determining the appropriate accounting procedures and controls to implement. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Legal Proceedings:

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 2. Properties.

Office and Retail Space

The principal executive offices of Anvia Holdings Corporation in 20190516 is 100 Challenger Road, Suite 830 Ridgefield Park, NJ 07660, and pays an annual fee of $12,000.

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
b)	Fortitude Valley Campus is located at 1A & 1D/ 360 St Paul’s Terrace, Fortitude Valley Q 4006, Australia. An annual rent of AUD91,500 were paid in 2018 pursuant to the lease contract with N&G Holding Company Pty Ltd
c)	Southport Campus is located at 56 Nerang Street, Southport, QLD 4215, Australia. An annual rent of AUD270,640 were paid in 2018 pursuant to the lease contract with Life Settlements Funds Pty Ltd
d)	Carina Campus is located at 56 Zahel Street, Carina, QLD 4152 Australia. An annual rent of AUD42,000 were paid in 2018 pursuant to the lease contract with Camp Hill Carina Welfare Association Trading as Clem Jones Center

Malaysia Office

Egnitus (M) Sdn Bhd is located in Kuala Lumpur, the Capital City of Malaysia. The office is in city center at Suites 34.02, level 34, Menara Citibank, 165 Jalan Ampang, 50450 Kuala Lumpur. An annual rent of MYR228,600 were paid in 2018 pursuant to the lease contract with Inverfin Sdn Bhd.

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4. Defaults Upon Senior Securities.

None

Item 5. Mine Safety Disclosures.

Not Applicable.

Item 6. Other Information.

None

Item 7. Exhibits.

(a) Exhibits.

Exhibit	Item

3.1*	Certificate of Incorporation (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.2*	By-laws (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.3*	Sample stock certificate (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.4*	Certificate of Amendment filed with the Secretary of State of Delaware on January 12, 2017 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

3.5*	Amended Bylaws (filed as exhibit to the Form S-1/A filed on June 22, 2017)

3.6*	Series A Preferred Stock Certificate of Designation (filed as exhibit to the Form 8-K filed on March 17, 2017)

10.1*	Term Sheet by and between the Company and All Crescent Sdn Bhd. (filed as exhibit to the Form S-1 filed on May 2, 2017)

10.2*	Agreement by and between Ali Kasa and Tiber Creek Corporation dated May 12, 2016 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.3*	Service Agreement by and between the Company and Eurojet Australia Pty Ltd dated May 23, 2017 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.4*	Agreement by and between the Company and Egnitus Holding Pty Ltd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.5*	Appointment Letter issued by Stanley Footwear Consortium Sdn Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.6*	Appointment Letter issued by YKGI Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.7*	Appointment Letter issued by Asteel Sdn Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.8*	On November 1, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on October 23, 2018, the Company completed its acquisition of Entrepreneur Culture Inc Sdn. Bhd., a Malaysia corporation (“ECI”).

10.9*	On November 30, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on November 29, 2018, the Company completed its acquisition of Xamerg Pty Ltd, an Australia corporation (“Eagle”) through its subsidiary Anvia (Australia) Pty Ltd.

10.10*	On December 12, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on November 30, 2018, the Company completed its acquisition of Jamiesons Accounting Pty Ltd., an Australia corporation (“Jamiesons”) through its subsidiary Anvia (Australia) Pty Ltd.

10.11*	On December 14, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on December 10, 2018, the Company completed its acquisition of Doubleline Capital Sdn. Bhd, a Malaysia corporation (“Doubleline”).

10.12*	On December 28, 2018, Anvia Holdings Corporation (the “Company”) completed its acquisition of Blue Pacific English Academy Inc., a Philippine corporation (“Blue Pacific”). The company did not file an form 8-K for this company as it is not material.

10.13*	On January 3, 2019, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on December 31, 2018, the Company completed its acquisition of Workstar Technologies Pty Ltd., a Malaysia corporation (“All Crescent”) through its subsidiary Anvia (Australia) Pty Ltd.

10.14*	On January 4, 2019, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on December 28, 2018, the Company completed its acquisition of All Crescent Sdn. Bhd., a Malaysia corporation (“All Crescent”) through its subsidiary Doubleline Capital Sdn. Bhd

10.15	On April 4, 2019, in the best interests of the Company, the Board of appointed the directors of the Company.

10.16	On May 14, 2019, the Company, through its wholly-owned subsidiary, Anvia (Australia) Pty Ltd., executed a definitive Share Sale Agreement (the “Agreement”) to acquire all of the issued and outstanding shares of Host Group of Companies Pty Ltd (Host Networks), an Australian data centre and hosting service based in Brisbane, Australia Under the Agreement the Company will acquire 100% of Host Networks from its four shareholders in exchange for $552,000 in cash and 665,066 shares of the Company’s common stock valued, for purposes of the Agreement, at $3.75 per share.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Registration Statement on Form S-1/A as filed with the SEC on September 11, 2017 and Forms 8-K during year 2018 and 2019.

** Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anvia Holdings Corporation

Date: May 20, 2019	/s/ Ali Kasa
Ali Kasa, President

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and, on the date, stated herein.

/s/ Ali Kasa	Dated: May 20, 2019
Ali Kasa
President (Principal Executive Officer),
Chief Executive Officer, and Director

/s/ Dhurata Toli	Dated: May 20, 2019
Dhurata Toli
Financial Controller (Principal Accounting Officer)

