Form 10-Q
period 2019-06-30
Anvia Holdings Corp
filed 2019-10-23
CIK 1681282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at June 30, 2019 was 43,117,070.

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

PART I.

Item 1. Financial Statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31,2018
	(UNAUDITED)
ASSETS

Current Assets:
Cash and bank balances	$640,259	$248,253
Trade receivable	645,139	547,846
Other receivables and deposits	156,450	1,399,023
Amount owing by directors	3,757	-
Prepaid expenses and other current assets	543,989
Total Current Assets	1,989,594	2,195,122

Non-current assets:
Plant and equipment, net	853,671	485,050
Intangible assets	364	7,526
Other investments	909,157	160,354
Goodwill	12,001,761	3,199,274

Total non-current asset	13,764,953	3,852,204

TOTAL ASSETS	$15,754,547	$6,047,326

LIABILITIES

Current Liabilities:
Trade payable	$864,997	$325,971
Other payables and accrued liabilities	2,245,782	3,310,262
Embedded conversion option liability	7,403,168	2,412,285
Convertible notes payable, net of debt discount	514,056	221,222
Amount owing to directors	1,160,799	785,797
Amount owing to former shareholders of newly acquired subsidiaries	2,128,691	-
Loan and borrowings	1,536,385	-
Income tax payable	582,059	5,448
Total Current Liabilities	16,435,937	7,060,985

Commitments and Contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000 shares and none issued and outstanding at June 30, 2019 and December 31, 2018, respectively
Common stock, $0.0001 par value,100,000,000 shares authorized; 43,117,070 and 41,004,994 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4,312	4,101
Discount on common stock	(500)	(500)
Additional paid in capital	7,875,533	1,956,402
Stock subscriptions received in advance	-
Accumulated losses	(8,412,867)	(2,848,437)
Other comprehensive expense	(110,275)	(127,020)
Total equity attributable to owners of the Company	(643,797)	(1,015,454)
Non-controlling interests	(37,593)	1,795
Total stockholders’ equity	(681,391)	(1,013,659)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$15,754,547	$6,047,326

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$2,925,900	$61,584	$4,603,969	$79,423

Cost of Goods Sold	(1,329,704)	(10,427)	(1,379,580)	(14,796)

Gross Profit	1,596,196	51,157	3,224,389	64,627

Operating Expenses / Income:
General and Administrative	(2,596,532)	(150,359)	(5,060,814)	(196,066)
Other Expenses	-	(55,763)		(55,763)
Other Income	376,799	14,119	378,120	14,119
Change in fair value of embedded conversion optionl	6,000,713	-	3,059,920	-
Total Operating Expenses	3,780,980	(192,003)	(1,622,774)	(237,710)

Loss from Operations	5,377,176	(140,846)	1,601,615	(173,083)

Finance Costs	(2,544,222)	(35,927)	(7,166,044)	(35,928)

Loss Before Provision For Income Tax	2,832,954	(176,773)	(5,564,429)	(209,011)

Provision for Income Tax	-	-		-

Net Loss	$2,832,954	$(176,773)	$(5,564,429)	$(209,011)

Net profit attributable to non-controlling interests	(412)	-	-	-

Net loss attributable to the Company	2,833,366	(176,773)	(5,564,429)	(209,011)

Other comprehensive expense:
Foreign currency translation gain (loss)	6,111	1,340	14,683	1,405
Comprehensive loss	2,839,064	(175,433)	(5,549,746)	(207,606)
Other comprehensive income attributable to non-controlling interests

Total Comprehensive loss attributable to the Company	2,839,064	(175,433)	(5,549,746)	(207,606)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(5,564,429)	$(209,011)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of computer software	7,161	3,000
Depreciation of property and equipment	184,884	-
Goodwill adjustments	99,652	122,366
Changes in operating assets and liabilities
Accounts receivable	1,414,295	78,094
Accounts payable	1,096,442	(15,714)

Net Cash (Used in)/Provided by Operating Activities	(2,761,995)	(21,265)

Cash Flows from Investing Activities
Acquisition of subsidiaries, net of cash and cash equivalents	(7,802,161)	-
Acquisition of other investments	(748,803)	-
Acquisition of plant and equipment	127,601	-
Net cash paid for acquisition and intangible asset, net of cash acquired	-	(52,641)
Net Cash Used In Investing Activities	(8,423,363)	(52,641)

Cash Flows from Financing Activities
Cash proceeds from issuance of share capital	5,919,343	-
Cash proceeds from issuance of:
- Embedded conversion option liability	4,990,883	-
- Convertible notes payable, net of debt discount	292,834	303,000
Cash proceeds advanced from related party	375,001	21,295
Repayment to Directors		-
		-
Net Cash Provided by Financing Activities	11,578,061	324,295

Effect of exchange rate changes on cash	(697)	(65)

Net Increase in Cash and Cash Equivalents	392,006	250,324

Cash and Cash Equivalents, Beginning of the Period	248,253	2,040

Cash and Cash Equivalents, End of the Period	$640,259	$252,364

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

Going concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenue and has sustained operating losses since inception to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $5,549,746 for the period ended June 30, 2019, incurred a net current liability of $14,446,343 and an accumulated loss of $8,412,867 as of June 30, 2019. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the year ended June 30, 2019.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	30 June, 2019	31 December, 2018
Year-end US$1 : MYR exchange rate	4.1360	4.1300
Yearly average US$1 : MYR exchange rate	4.1193	4.0307

Year-end AUD : US$1 exchange rate	0.7009	0.7046
Yearly average AUD : US$1 exchange rate	0.7060	0.7482

Year-end US$1 : Philippine Pesos exchange rate	51.2226	52.5000
Yearly average US$1 : Philippine Pesos exchange rate	52.1728	N/A

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

The Group had cash balances of $640,259 and $248,253 as of June 30, 2019 and December 31, 2018, respectively.

4. ACCOUNTS RECEIVABLE

The Group recorded a trade receivable of $645,139 and $547,846 as of June 30, 2019 and December 31, 2018, respectively.

Whilst, other receivables are recorded at $156,450 and 1,399,023 as of June 30, 2019 and December 31, 2018, respectively

5. PLANT AND EQUIPMENT, NET

Significant increase in plant and equipment was mainly arising from consolidation of newly acquired subsidiaries amounting to $347,803.

During quarter under review, the Group acquired plant and equipment for an amount of $127,601 and recorded a depreciation of $92,442.

6. INTANGIBLE ASSETS, NET

During quarter under review, the Group amortized its intangible assets by an amount of $7,161.

7. OTHER INVESTMENTS

During quarter under review, the Group acquired other investments for an amount of $748,803.

8. TRADE PAYABLES, OTHER PAYABLES AND ACCRUED LIABILITIES

As at June 30, 2019, the Group recorded a trade payable of $864,997 (2018: $325,971) and other payables of $2,245,782 (2018: $ 3,310,262) respectively.

Included in the other payables are amount due to related parties amounting to $724,389 (2018: 70,244).

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

On June 21, 2018, the Company executed a $333,000 Convertible Promissory Note (the “Note”) with Labrys Fund, an unrelated party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on December 21, 2018 (the “Maturity Date”). This note in paid on time from the Company. The total consideration received against the Note was $303,000, with the Note bearing $30,000 Original Issue Discount (the “OID”) and $3,000 for legal expenses. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remained payable regardless of time and manner of payment by the Company. The Maturity Date was December 21, 2018 the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, have been due and paid on December 18, 2019.

For both the three months and twelve months ended December 31, 2018, the Company has recognized interest expense of 30,000 related to the amortization of the OID, interest expense of $ 17,915.18 on the Note and $321,073 related to the amortization of the beneficial conversion feature discount as it related to this Note.

On November 15, 2018, the Company executed a $250,000 Convertible Promissory Note (the “Note”) with EMA Fund, an unrelated party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on May 15, 2019 (the “Maturity Date”). The total consideration received against the Note was $222,500, with the Note bearing $25,000 Original Issue Discount (the “OID”) and $2,500 for legal expenses. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before May 15, 2019 without any prepayment penalties. This note is paid on May 10, 2019. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

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

In connection with the issuance of the Note, the Company recorded a debt discount related to the OID in the amount of $25,000 which will be amortized to interest expense over the term of the loan. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. For the six months June 30, 2019, the Company has recognized interest expense of $ 18,611.11 related to the amortization of the OID, interest expense of $ 10,684.93 on the Note and $ 167,500.00 related to the amortization of the embedded conversion option liabilities discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at November 15, 2018, December 31, 2018 and June 30, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and six months respectively ended June 30, 2019 of $1,527,954.22 and $ 658,390.08, which are included in other incomes.

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

The Maturity Date was May 15, 2019 the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, have been due and paid on May 10, 2019.

On November 29, 2018, the Company executed a $660,000 Convertible Promissory Note (the “Note”) with LABRYS Fund, an unrelated party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on May 29, 2019 (the “Maturity Date”). The total consideration received against the Note was $600,000, with the Note bearing $60,000 Original Issue Discount (the “OID”) and $6,000 for legal expenses. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before May 29, 2019 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

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

In connection with the issuance of the Note, the Company recorded a debt discount related to the OID in the amount of $60,000 which will be amortized to interest expense over the term of the loan. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. For the six months ended June 30, 2019, the Company has recognized interest expense of $ 49,333.00 related to the amortization of the OID, interest expense of $ 30,161.11 on the Note and $ 493,333.00 related to the amortization of the beneficial conversion feature discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at November 29, 2018, December 31, 2018, March 31, 2019 and June 30, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and six months respectively ended June 30, 2019 of $ 4,046,703.94 and $(-778,068.14), which are included in other income and other expenses.

Additionally, in connection with the Note, the Company also issued 1,000,000 shares of common stock of the Company to the holder as a security deposit, provided however, the shares are returned to the Company’s treasury as the Note is fully repaid and satisfied prior to the Maturity Date. The refundable shares fair value was calculated as $1,030,000.00 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at December 31, 2018.

The Company also issued 120,000 shares of common stock of the Company to the holder as a commitment fee for this note. The commitment shares fair value was calculated as $123,600 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at December 31, 2018.

The Maturity Date was May 29, 2019 the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, have been due and paid on May 24, 2019.

On January 15, 2019, the Company executed a $110,000 Convertible Promissory Note (the “Note”) with TFK Investments, an unrelated party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on July 15, 2019 (the “Maturity Date”). The total consideration received against the Note was $97,500, with the Note bearing $12,500 Original Issue Discount (the “OID”). Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before July 15, 2019 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

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

In connection with the issuance of the Note, the Company recorded a debt discount related to the OID in the amount of $12,500 which will be amortized to interest expense over the term of the loan. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. For the six months June 30, 2019, the Company has recognized interest expense of $ 12,500 related to the amortization of the OID, interest expense of $ 5,822.44 on the Note and $ 290,552.26 related to the amortization of the embedded conversion option liabilities discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note are bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at June 30, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and six months ended June 30, 2019 respectively of $ 686,523.85 and $ 290,552.26, which are included in other incomes.

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

In connection with the Note, the Company also issued 100,000 shares of common stock of the Company to the holder as a security deposit, provided however, the shares must be returned to the Company’s treasury as the Note is fully repaid and satisfied prior to the Maturity Date. The refundable shares fair value was calculated as $94,000.00 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at March 31,2019.

The Maturity Date was July 15, 2019 the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, have been due and paid on June 28, 2019.

On February 19, 2019, the Company executed a $103,000 Convertible Promissory Note (the “Note”) with Power UP, an unrelated party (the “Lender”), bearing an interest rate of 8%, unsecured, and due on August 19, 2019 (the “Maturity Date”). The total consideration received against the Note was $103,000 and no OID. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before August 19, 2019 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

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

For the six months June 30, 2019, the Company has recognized, interest expense of $ 28,639.64.46 on the Note and $ 135,523.18 related to the amortization of the embedded conversion option liabilities discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at June 30, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and six months ended June 30, 2019 respectively of $ 591,888.19 and $ 135,523.18, which are included in other incomes.

The Maturity Date was August 19, 2019 the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, have been due and paid on June 28, 2019.

On March 15, 2019, the Company executed a $150,000 Convertible Promissory Note (the “Note”) with First Fire, an unrelated party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on September 15, 2019 (the “Maturity Date”). The total consideration received against the Note was $121,440, with the Note bearing $15,000 Original Issue Discount (the “OID”) and $13,560 legal & finance cost. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before September 15, 2019 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at June 30, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 258,466 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company recorded a debt discount related to the OID in the amount of $15,000 which will be amortized to interest expense over the term of the loan. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $ $ 452,315.07 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.48 at issuance date, a risk-free interest rate of 2.49%, expected annualized volatility of the Company’s stock of 352.45%.

For the six months June 30, 2019, the Company has recognized interest expense of $ 8,583.33 related to the amortization of the OID, interest expense of $ 5,079.45 on the Note and $ 1,204,424.61related to the amortization of the embedded conversion option liabilities discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at June 30, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above.

As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and six months ended June 30, 2019 respectively of $ 494,001.86 and $ 809,859.54 which are included in other incomes.

Additionally, in connection with the Note, the Company also issued 19,480 shares of common stock of the Company to the holder as a commitment fee for this note on March 15, 2019. The commitment shares fair value was calculated as $52,401.2 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at June 30, 2019.

In connection with the Note, the Company also issued 97,402 shares of common stock of the Company to the holder as a security deposit, provided however, the shares must be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the Maturity Date. The refundable shares fair value was calculated as $262,011.38 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at June 30 ,2019.

On March 15, 2019, the Company executed a $110,000 Convertible Promissory Note (the “Note”) with Crown Bridge, an unrelated party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on September 15, 2019 (the “Maturity Date”). The total consideration received against the Note was $96,500, with the Note bearing $11,000 Original Issue Discount (the “OID”) and $2,500 legal cost. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before September 15, 2019 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at June 30, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 189,542 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company recorded a debt discount related to the OID in the amount of $11,000 which will be amortized to interest expense over the term of the loan. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $331,697.72 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.48 at issuance date, a risk-free interest rate of 2.49%, expected annualized volatility of the Company’s stock of 352.45%.

For the six months June 30, 2019, the Company has recognized interest expense of $ 6,294.44 related to the amortization of the OID, interest expense of $ 3,724.93 on the Note and $ 883,244.71 related to the amortization of the embedded conversion option liabilities discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at June 30, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above.

As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and six months ended June 30, 2019 respectively of $ 362,268.08 and $ 593,896.99 which are included in other incomes.

Additionally, in connection with the Note, the Company also issued 20,000 shares of common stock of the Company to the holder as a commitment fee for this note on March 15, 2019. The commitment shares fair value was calculated as $53,800 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at June 30, 2019.

In connection with the Note, the Company also issued 100,000 shares of common stock of the Company to the holder as a security deposit, provided however, the shares must be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the Maturity Date. The refundable shares fair value was calculated as $269,000 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at June 30, 2019.

On March 15, 2019, the Company executed a $250,000 Convertible Promissory Note (the “Note”) with Auctus Fund, an unrelated party (the “Lender”), bearing an interest rate of 12%, unsecured, and due on September 15, 2019 (the “Maturity Date”). The total consideration received against the Note was $222,250.00, with $27,750 legal & finance cost. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before September 15, 2019 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at June 30, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 430,776 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company has not recorded a debt discount related to the OID as it is not applicable. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $ $ 753,858.45 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.48 at issuance date, a risk-free interest rate of 2.49%, expected annualized volatility of the Company’s stock of 352.45%. For the six months June 30, 2019, the Company has recognized interest expense of $ 8,465.75 on the Note and $ 1,996,679.91 related to the amortization of the embedded conversion option liabilities discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at June 30, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above.

As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and six months ended June 30, 2019 respectively of $ 823,336.44 and $ 1,349,765.90 which are included in other incomes.

Additionally, in connection with the Note, the Company also issued 32,467 shares of common stock of the Company to the holder as a commitment fee for this note on March 15, 2019. The commitment shares fair value was calculated as $87,336.23 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at June 30, 2019.

In connection with the Note, the Company also issued 162,337 shares of common stock of the Company to the holder as a security deposit, provided however, the shares must be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the Maturity Date. The refundable shares fair value was calculated as $436,686.53 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at June 30,2019.

On June 4, 2019, the Company executed a $2,000,000 Convertible Promissory Note (the “Note”) with LABRYS Fund, an unrelated party (the “Lender”), bearing an interest rate of 10%, unsecured, and due on December 4, 2019 (the “Maturity Date”). The total consideration received against the Note was $1,787,500, with the Note bearing $200,000 Original Issue Discount (the “OID”) and $12,500 for legal expenses. Any interest payable is in addition to the OID, and that OID (or prorated OID, if applicable) remains payable regardless of time and manner of payment by the Company. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before December 4, 2019 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at June 30, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 3,351,598 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company recorded a debt discount related to the OID in the amount of $200,000 which will be amortized to interest expense over the term of the loan. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $ $ 5,865,296.47 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $1.08 at issuance date, a risk-free interest rate of 2.210%, expected annualized volatility of the Company’s stock of 6151.60%.

For the six months ended June 30, 2019, the Company has recognized interest expense of $ 22,222.22 related to the amortization of the OID, interest expense of $ 10,958.90 on the Note and $ 200,000.00 related to the amortization of the beneficial conversion feature discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at June 11, 2019 and June 30, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and six months respectively ended June 30, 2019 of $ (2,531,963.47) which is included in other expenses.

Additionally, in connection with the Note, the Company also issued 111,731 shares of common stock of the Company to the holder as a commitment fee for this note. The commitment shares fair value was calculated as $120,669.48 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at June 30, 2019.

On June 3, 2019, the Company executed a $128,000 Convertible Promissory Note (the “Note”) with Power UP, an unrelated party (the “Lender”), bearing an interest rate of 8%, unsecured, and due on December 4, 2019 (the “Maturity Date”). The total consideration received against the Note was $128,000 and no OID. The Maturity Date is the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, shall be due and payable. The Note may be prepaid at any time before December 4, 2019 without any prepayment penalties. Any amount of principal or interest on this Note which is not paid when due, shall bear interest at the rate of the lesser of (i) twenty-four percent (24%) per annum or (ii) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest”). Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 65% of the lowest trade price for the last 25 days prior to the issuance of the Note or 65% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at June 30, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 197,570 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company has not recorded any debt discount related to the OID as it is not applicable for this note. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

For the six months June 30, 2019, the Company has recognized, interest expense of $ 13,220.82 on the Note which is compound of of $ 420.82 and of $ 12, 800.00.00 respectively interest expenses till at June 27, 2019 with 8% interest rate and interest expenses for Prepayment on June 27, 2019 with 10 % interest rate on the total the “Note “received.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company has not calculated the estimated fair values of the liabilities for embedded conversion feature at June 30, 2019 with the Black-Scholes option pricing model as the note is paid enter June 30, 2019.

The Maturity Date was December 4, 2019 the date upon which the principal sum of this promissory note, as well as any unpaid interest and other fees, have been due and paid on June 28, 2019.

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

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 20, 2019, the date the financial statements were available to be issued noting the following transactions that would impact the accounting for events or transactions in the current period or require additional disclosures.

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

We are a smaller reporting company as defined by Rule 12b-2 and incorporated in the State of Delaware on July 22, 2016. As of the periods from inception through the date of this quarterly report, we generated minimal revenues and incurred expenses and operating losses, as part of our development stage activities. We recorded a net loss of $5,564,429 for six months ended June 30, 2019, net cash flows used by operating activities was $(2,761,995), working capital deficit of $ 14,446,343 and an accumulated deficit of $8,412,867 at June 30, 2019.

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

Our Current Business

The Company has commenced operations since June 2017 and during the financial year 2018 it has completed 11 acquisitions in Australia, Malaysia, Philippines and the United States. During year 2018 has completed 7 acquisitions in Australia. The product development during 2017, 2018 and 2019 as well as the acquisitions by the Company have positioned the Company as a global technology company for self and business improvement. The Company now owns a number of proprietary software, mobile applications, learning and educational tools to help consumers and businesses improve and grow. The Company has a stated mission to make potential growth accessible and sustainable.

On January 2, 2018, we entered into a stock-for-stock acquisition agreement (the “Acquisition Agreement”) with Anvia (Australia) Pty Ltd, an entity organized under the laws of Australia. On May 10, 2018, we issued to the sole owner of Anvia Australia 5,000 shares of our common stock, valued at the fair market value of $0.60 per share for a consideration of $3,000, in exchange for all of the issued and outstanding stock of Anvia Australia to complete the share exchange and restructuring of entities under common control. We have casted prior period financial statements to reflect the conveyance of Anvia Australia to the Company as if the restructuring had occurred as of the earliest date of the consolidated financial statements. Anvia Australia was an entity solely owned by Lindita Kasa, spouse of Ali Kasa, CEO and director of our Company prior to the acquisition. As a wholly owned subsidiary, Anvia Australia shall operate Anvia market and Anvia recruiters’ sites and business units in Australia and global markets.

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

On June 11, 2018, Anvia Australia, completed its acquisition all of the issued and outstanding shares of Global Institute of Vocational Education Pty Ltd from its former shareholder, an unrelated party to the Company, for a cash purchase price of $62,375 (AUD 81,900 Australian Dollars).

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

In November 29, 2018, Anvia Holdings Corporation (the “Company”), through its wholly owned subsidiary, Anvia (Australia) Pty Ltd acquired 100% of shares issued and outstanding common shares from the shareholders of Xamerg Pty Ltd for consideration of $1,204,807.84.

In November 30, 2018, Anvia Holdings Corporation (the “Company”), through its wholly owned subsidiary, Anvia (Australia) Pty Ltd acquired 51% of the shares issued and outstanding common shares from shareholders of Jamiesons Accounting Pty Ltd for consideration of $696,129

In December 10, 2018, Anvia Holdings Corporation acquired 100% of shares issued and outstanding common shares from shareholders of Doubleline Capital Sdn. Bhd. in exchange with 52,300 shares of Anvia Holdings Corporation common stock.

In December 28, 2018, Anvia Holdings Corporation acquired 100% of shares issued and outstanding common shares from shareholders of Blue Pacific English Academy Inc. for consideration of $18,593.78

In December 28, 2018, Anvia Holdings Corporation (the “Company”), through its wholly owned subsidiary, Doubleline Capital Sdn. Bhd. acquired 100% of shares issued and outstanding common shares from shareholders of All Crescent Sdn. Bhd. for consideration of $100,000 and 200,000 shares of Doubleline Capital Sdn. Bhd. common stock.

In December 31, 2018, Anvia Holdings Corporation (the “Company”), through its wholly owned subsidiary, Anvia (Australia) Pty Ltd acquired 100% of shares issued and outstanding common shares from shareholders of Workstar Technologies Pty Ltd for consideration of $211,380.

In May 4, 2019, Anvia Holdings Corporation (the “Company”), through its wholly owned subsidiary, Anvia (Australia) Pty Ltd acquired 100% of shares issued and outstanding common shares from shareholders of Xseed Pty Ltd for consideration of $ 500,000.

In May 14, 2019, Anvia Holdings Corporation (the “Company”), through its wholly owned subsidiary, Anvia (Australia) Pty Ltd acquired 100% of shares issued and outstanding common shares from shareholders of Host Group of Companies Pty Ltd for consideration of USD 2,988,000 or AUD 4,300,000. where AUD 800,000 shall be paid in cash, and AUD 3,500,000 shall be paid in shares of Anvia Holdings.

In June 12, 2019, Anvia Holdings Corporation (the “Company”), through its wholly owned subsidiary, Anvia (Australia) Pty Ltd acquired acquire 95% of the issued and outstanding shares of Myplanner Professional Services Pty. Ltd. (“Myplanner”) and 100% of My Managed Portfolio Pty. Ltd. (“MMP”). The Company acquired both Myplanner and MMP for a combined purchase price of USD$3.1 million by following means:

Acquired Companies	Interests acquired	Consideration in Cash ($)	Consideration in Shares ($)	Total consideration ($)
Myplanner	95%	1,554,286	651,963	2,206,249
MMP	100%	624,450	261,934	886,384
	Total	2,178,736	913,897	3,092,633

In June 10, 2019, Anvia Holdings Corporation (the “Company”), through its wholly owned subsidiary, Anvia (Australia) Pty Ltd acquired 51% of shares issued and outstanding common shares from shareholders of Accounting Business Solutions Pty Ltd (“ABS”), for consideration of USD 106,641 in exchange for 39,063 shares of the Company’s common stock of Anvia Holdings.

In June 10, 2019, Anvia Holdings Corporation (the “Company”), through its wholly owned subsidiary, Anvia (Australia) Pty Ltd acquired 100% of shares issued and outstanding common shares from shareholders of VocTrain Pty Ltd for consideration of USD$196,000 in cash and the balance of approximately USD$364,000, in common stock of the Company Anvia Holdings.

In June 25, 2019, Anvia Holdings Corporation (the “Company”), through its wholly owned subsidiary, Anvia (Australia) Pty Ltd acquired 60% of shares issued and outstanding common shares from shareholders of Acquire Insurance Brokers Pty Ltd for consideration of USD $1,029,864 of which USD$75,000 was paid in cash at the closing and USD$954,864 is paid in the common stock of the Company Anvia Holdings.

Results of Operations

Our results of operations for the three months ended June 30, 2019 included the operations of the Company and all its subsidiaries as they are presented in the organization structure in this report.

Revenues for the six months period ended June 30, 2019 and 2018 were respectively $4,603,969 and $ 79,423, respectively, earned by providing construction induction training and white card for plumber position, and providing consulting services for development of building inspection process. Cost of revenue for providing induction training and consulting services for global technology company for self and business improvement. The Company now owns a number of proprietary software, mobile applications, learning and educational tools to help consumers and businesses improve and grow to customers were $ 1,379,850 and $ 14,796 for the six months ended June 30, 2019 and 2018, respectively.

Revenues for the three months period ended June 30, 2019 and 2018 were $ 4,603,969 and $ 79,423, respectively, earned by providing construction induction training and consulting services for development of building inspection process to customers. Cost of revenue for the six months ended June 30, 2019 and 2018 for providing construction training and consulting services was $ 1,379,850 and $ 14,796, respectively.

Operating expenses for the six months ended June 30, 2019 and 2018 were $5,060,814 and $196,066, respectively. Operating expenses for the six months ended June 30, 2019 primarily consisted of consulting and business advisory services of $ 61,600, travel expenses of $ 25,094 and other general and administrative expenses of $4,974,121. Operating expenses for the six months ended June 30, 2018 consisted of general and administrative expenses totaling $ 196,066.

Finance Cost consisted, interest expense recorded (i) on amortization of debt discount of $ 117,544, (ii) on amortization of embedded conversion option liability of $ 6,904,591 for all seven notes received from the Company and (iii)interest expense of $ 117,713.98 recorded on all notes. Other expense was offset by change in the fair value of the embedded conversion option liability at June 30, 2019 due to the change in the derivative instrument.

As a result of above, we recorded a net loss of $5,564,429 for the six months ended June 30, 2019 as compared to the net loss of $ $ 209,011 for the same comparable periods in 2018, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $640,259 at June 30, 2019 as compared to $248,253 at December 31, 2018. As shown in the accompanying condensed consolidated financial statements, we recorded a net loss of $5,564,429 for the six months ended June 30, 2019. Our working capital deficit at June 30, 2019 was $14,446,343, net cash used by operating activities was ($2,761,995), and accumulated deficit was $8,412,867. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2019 was ($2,761,995) which resulted primarily from our net loss of $5,564,429, amortization of software of $7,161, depreciation of property and equipment $184,884, Goodwill adjustments of $99,652 and net change in operating assets and liabilities of $2,510,737. Net cash used in operating activities for six months ended June 30, 2018 was ($21,265,) which primarily resulted from our net loss of $ 209,011, amortization of computer and software of $3,000 and net change in operating assets and liabilities of $62,380.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was ($8,423,363) primarily due to the Acquisition of subsidiaries ($7,802,161), Acquisition of other investments ($748,803) and Acquisition of plant and equipment 127,601.

Net cash used in investing activities for six months ended June 30, 2018 was ($52,641), which primarily resulted from tet cash paid for acquisition and intangible asset ($52,641).

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was 11,578,061 primarily due to cash proceeds from issuance of share capital $5,919,343, Cash proceeds from issuance of Embedded conversion option liability and Convertible notes payable $ 5,283,717 and cash proceeds advanced from related party was 375,001.

Net cash provided by financing activities for the six months ended June 30, 2018 was $ 324,295 primarily due to Cash proceeds from issuance of Embedded conversion option liability and Convertible notes payable $ 303,000 and advanced from related party of $ 21,295.

We recorded an increase in cash of $392,006, effect of exchange rate changes on $ (697) and an increase of $250,324, effect of exchange rate changes on $ (65) for the six months ended June 30, 2019 and 2018, respectively.

As a result of the above activities, we experienced a cash in the end of period of $ 640,259 and $252,364 for the six months ended June 30, 2019 and 2018, respectively. Although the Company was able to obtain short term loans, there is no assurance that the Company will continue to be able to raise capital at favorable terms, and the ability to continue as a going concern is still dependent on its success in obtaining additional financing from investors or from sale of our common shares.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of June 30, 2019 and they were, therefore, not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The weaknesses in our controls and procedure were lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the quarter ended June 30, 2019. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan to hire an independent third-party consultant to assist us in identifying and determining the appropriate accounting procedures and controls to implement. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Legal Proceedings:

On October 3, 2019, a lawsuit was filed by Auctus Fund, LLC (the “Plaintiff”) against the Company for non-payment of a Promissory Note entered into between the Plaintiff and the Company on March 15, 2019, in the amount of $250,000 plus interest and penalties. The lawsuit was filed in the United States District Court, District of Massachusetts, Case 1:19-cv-12055-ADB. The Company intends to vigorously defend this action. The lawsuit is in its preliminary stages and as of this date there has been no discovery initiated.

Item 2. Properties.

Office and Retail Space

The principal executive offices of Anvia Holdings Corporation in 20190516 is 100 Challenger Road, Suite 830 Ridgefield Park, NJ 07660, and pays an annual fee of $12,000.

Anvia Holdings Corporation through its acquisition now have 12 offices which 6 resides in Australia and 1 in Malaysia.

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

Xseed Pty. Ltd is located at Level 5 570 St Kilda Road Melbourne VIC 3004

Host Group of Companies Pty. Ltd. Is located at Unit 1 53 Brandl Street Eight Mile Plains QLD 4113

Myplanner Professional Services Pty. Ltd. At Level 3, 26 Marine Parade Southport QLD 4215

VocTrain Pty. Ltd. Is located at 85 Grand Junction Road Rosewater SA 5013

Acquire Insurance Brokers Pty. Ltd. Is located at Australia Fair, Level 11 40 Marine Parade Southport Qld 4215

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

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4. Defaults Upon Senior Securities.

Please see Item 1B. above.

Item 5. Mine Safety Disclosures.

Not Applicable.

Item 6. Other Information.

None

Item 7. Exhibits.

(a) Exhibits.

Exhibit	Item

3.1*	Certificate of Incorporation (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.2*	By-laws (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.3*	Sample stock certificate (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.4*	Certificate of Amendment filed with the Secretary of State of Delaware on January 12, 2017 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

3.5*	Amended Bylaws (filed as exhibit to the Form S-1/A filed on June 22, 2017)

3.6*	Series A Preferred Stock Certificate of Designation (filed as exhibit to the Form 8-K filed on March 17, 2017)

10.1*	Term Sheet by and between the Company and All Crescent Sdn Bhd. (filed as exhibit to the Form S-1 filed on May 2, 2017)

10.2*	Agreement by and between Ali Kasa and Tiber Creek Corporation dated May 12, 2016 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.3*	Service Agreement by and between the Company and Eurojet Australia Pty Ltd dated May 23, 2017 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.4*	Agreement by and between the Company and Egnitus Holding Pty Ltd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.5*	Appointment Letter issued by Stanley Footwear Consortium Sdn Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.6*	Appointment Letter issued by YKGI Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.7*	Appointment Letter issued by Asteel Sdn Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.8*	On November 1, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on October 23, 2018, the Company completed its acquisition of Entrepreneur Culture Inc Sdn. Bhd., a Malaysia corporation (“ECI”).

10.9*	On November 30, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on November 29, 2018, the Company completed its acquisition of Xamerg Pty Ltd, an Australia corporation (“Eagle”) through its subsidiary Anvia (Australia) Pty Ltd.

10.10*	On December 12, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on November 30, 2018, the Company completed its acquisition of Jamiesons Accounting Pty Ltd., an Australia corporation (“Jamiesons”) through its subsidiary Anvia (Australia) Pty Ltd.

10.11*	On December 14, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on December 10, 2018, the Company completed its acquisition of Doubleline Capital Sdn. Bhd, a Malaysia corporation (“Doubleline”).

10.12*	On December 28, 2018, Anvia Holdings Corporation (the “Company”) completed its acquisition of Blue Pacific English Academy Inc., a Philippine corporation (“Blue Pacific”). The company did not file an form 8-K for this company as it is not material.

10.13*	On January 3, 2019, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on December 31, 2018, the Company completed its acquisition of Workstar Technologies Pty Ltd., a Malaysia corporation (“All Crescent”) through its subsidiary Anvia (Australia) Pty Ltd.

10.14*	On January 4, 2019, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on December 28, 2018, the Company completed its acquisition of All Crescent Sdn. Bhd., a Malaysia corporation (“All Crescent”) through its subsidiary Doubleline Capital Sdn. Bhd

10.15*	On April 4, 2019, in the best interests of the Company, the Board of appointed the directors of the Company.

10.16*	On May 14, 2019, the Company, through its wholly-owned subsidiary, Anvia (Australia) Pty Ltd., executed a definitive Share Sale Agreement (the “Agreement”) to acquire all of the issued and outstanding shares of Host Group of Companies Pty Ltd (Host Networks), an Australian data centre and hosting service based in Brisbane, Australia Under the Agreement the Company will acquire 100% of Host Networks from its four shareholders in exchange for $552,000 in cash and 665,066 shares of the Company’s common stock valued, for purposes of the Agreement, at $3.75 per share.

10.17*	On June 12, 2019, pursuant to a Share Sale Agreement (“Agreement”) dated June 7, 2019, Anvia Holdings, Inc. (the “Company”), through its wholly-owned subsidiary, Anvia (Australia) Pty Ltd., acquire 95% of the issued and outstanding shares of Myplanner Pro

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Registration Statement on Form S-1/A as filed with the SEC on September 11, 2017 and Forms 8-K during year 2018 and 2019.

** Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anvia Holdings Corporation

Date: October 23, 2019	/s/ Ali Kasa
Ali Kasa, President

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and, on the date, stated herein.

/s/ Ali Kasa	Dated: October 23, 2019
Ali Kasa
President (Principal Executive Officer),
Chief Executive Officer, and Director

/s/ Dhurata Toli	Dated: October 23, 2019
Dhurata Toli
Financial Controller (Principal Accounting Officer)

