Form 10-Q
period 2019-09-30
Anvia Holdings Corp
filed 2019-12-30
CIK 1681282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at September 30, 2019 was 43,197,738.

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

PART I.

Item 1. Financial Statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(UNAUDITED)
ASSETS

Current Assets:
Cash and bank balances	$714,366	$248,253
Accounts receivables	516,992	547,846
Other receivables, deposits and prepaid expenses	606,754	1,399,023
Total Current Assets	1,838,112	2,195,122

Non-current assets:
Plant and equipment, net	797,990	485,050
Intangible assets	351	7,526
Other investments	907,800	160,354
Goodwill	11,500,271	3,199,274

Total non-current asset	13,206,412	3,852,204

TOTAL ASSETS	$15,044,524	$6,047,326

LIABILITIES

Current Liabilities:
Accounts payables	$1,286,124	$325,971
Other payables and accrued liabilities	1,170,951	3,310,262
Advances from related companies	1,331,607	-
Amount owing to former shareholders of newly acquired subsidiaries	1,851,300	-
Loan and borrowings	1,541,419	-
Embedded conversion option liability	3,397,260	2,412,285
Convertible notes payable, net of debt discount	1,506,667	221,222
Amount owing to directors	666,118	785,797
Income tax payable	558,326	5,448
Total Current Liabilities	13,309,772	7,060,985

Commitments and Contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000 shares and none issued and outstanding at September 30, 2019 and December 31, 2018, respectively
Common stock, $0.0001 par value,100,000,000 shares authorized; 43,197,738 and 41,004,994 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4,320	4,101
Discount on common stock	(500)	(500)
Additional paid in capital	8,059,240	1,956,402
Stock subscriptions received in advance
Accumulated losses	(6,230,387)	(2,848,437)
Other comprehensive expense	(61,598)	(127,020)
Total equity attributable to owners of the Company	1,771,075	(1,015,454)
Non-controlling interests	(36,323)	1,795
Total stockholders’ equity	1,734,752	(1,013,659)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$15,044,524	$6,047,326

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$5,806,020	$66,175	$10,332,265	$145,597

Cost of Goods Sold	(3,730,685)	(10,561)	(5,110,264)	(25,357)

Gross Profit	2,075,335	55,614	5,222,001	120,240

Operating Expenses / Income:
General and Administrative	(2,570,619)	(73,227)	(7,631,433)	(263,738)
Other Expenses	(21,401)	-	-	(62,276)
Other Income	-	-	434,443	-
Change in fair value of embedded conversion option	4,005,908	(90,119)	7,065,828	(76,000)
Total Operating Income / Expenses	1,413,888	(163,346)	(131,162)	(402,014)

Profit / Loss from Operations	3,489,223	(107,732)	5,090,839	(281,774)

Finance Costs	(1,306,743)	(181,079)	(8,472,787)	(217,006)

Profit / Loss Before Provision For Income Tax	2,182,480	(288,811)	(3,381,948)	(498,780)

Provision for Income Tax	-	-	-	-

Net Loss	$2,182,480	$(288,811)	$(3,381,948)	$(498,780)

Net profit attributable to non-controlling interests	-	-	-	-

Net loss attributable to the Company	2,182,480	(288,811)	(3,381,948)	(498,780)

Other comprehensive expense:
Foreign currency translation gain (loss)	49,948	(7,702)	64,630	(5,338)
Comprehensive income / loss	2,232,428	(296,512)	(3,317,318)	(504,118)
Other comprehensive income attributable to non-controlling interests	(1,271)	-	791	-

Total Comprehensive loss attributable to the Company	2,231,157	(296,512)	(3,316,527)	(504,118)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(3,381,949)	$(498,780)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	7,175	4,500
Depreciation of property and equipment	277,325	75
Embedded conversion option liability discount	-	264,089
Commitment fee on promissory note	-	40,000
Amortization of licensing fees	-	62,277
Amortization of debt discount -OID	-	16,833
Issuance of common stock for services	-	6,000
Goodwill adjustments		-
Changes in operating assets and liabilities
Accounts receivable	1,987,687	35,365
Prepaid Expense and other current assets	-	(1,859)
Prepaid deposits for acquisitions	-	(76,896)
Due from related party	-	(69,033)
Accounts payable	1,688,402	(18,639)
Accounts payable - related party	-	(10,500)
Accrued liabilities	-	32,863

Net Cash Provided by/(Used in) Operating Activities	578,640	(213,705)

Cash Flows from Investing Activities
Acquisition of subsidiaries, net of cash and cash equivalents	(7,802,161)	-
Acquisition of other investments	(747,447)	-
Acquisition of plant and equipment	183,283	(2,233)
Net cash paid for acquisition and intangible asset, net of cash acquired	-	(62,277)
Net Cash Used In Investing Activities	(8,366,325)	(64,510)

Cash Flows from Financing Activities
Cash proceeds from issuance of share capital	6,103,058	-
Cash proceeds from issuance of:
- Embedded conversion option liability	984,975	-
- Convertible notes payable, net of debt discount	1,285,445	303,000
Cash proceeds advanced from related party		255
Advances from Directors	(119,679)	-
		-
Net Cash Provided by Financing Activities	8,253,798	303,255

Effect of exchange rate changes on cash	-	(3,990)

Net Increase in Cash and Cash Equivalents	466,113	21,050

Cash and Cash Equivalents, Beginning of the Period	248,253	2,040

Cash and Cash Equivalents, End of the Period	$714,366	$23,090

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANVIA HOLDINGS CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

Going concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenue and has sustained operating losses since inception to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $3,370,046 for the period ended September 30, 2019, incurred a net current liability of $11,629,256 and an accumulated loss of $6,218,484 as of September 30, 2019. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the year ended September 30, 2019.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	30 September, 2019	31 December, 2018
Year-end US$1 : MYR exchange rate	4.1880	4.1300
Yearly average US$1 : MYR exchange rate	4.1342	4.0307

Year-end AUD : US$1 exchange rate	0.6746	0.7046
Yearly average AUD : US$1 exchange rate	0.6990	0.7482

Year-end US$1 : Philippine Pesos exchange rate	51.8339	52.5000
Yearly average US$1 : Philippine Pesos exchange rate	52.0337	N/A

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

The Group had cash balances of $714,366 and $248,253 as of September 30, 2019 and December 31, 2018, respectively.

4. ACCOUNTS RECEIVABLES AND OTHER RECEIVABLES

The Group recorded a trade receivable of $516,992 and $547,846 as of September 30, 2019 and December 31, 2018, respectively.

Whilst, other receivables, deposits and prepaid expenses are recorded at $606,754 and 1,399,023 as of September 30, 2019 and December 31, 2018, respectively

5. PLANT AND EQUIPMENT, NET

The plant and equipment recorded at $797,990 and $485,050 as of September 30, 2019 and December 31, 2018, respectively. Significant increase in plant and equipment was mainly arising from consolidation of newly acquired subsidiaries.

During quarter under review, the Group acquired plant and equipment for an amount of $183,283 and recorded a depreciation of $277,325.

6. INTANGIBLE ASSETS, NET

During quarter under review, the Group amortized its intangible assets by an amount of $7,175.

7. OTHER INVESTMENTS

During quarter under review, the Group acquired other investments for an amount of $747,447.

8. ACCOUNTS PAYABLES, OTHER PAYABLES AND ACCRUED LIABILITIES

As at September 30, 2019, the Group recorded accounts payable of $1,286,124 (2018: $325,971) and other payables and accrued liabilities of $1,170,951 (2018: $ 3,310,262), respectively.

Whilst, as at September 30, 2019, amount owing to former shareholders of newly acquired subsidiaries amounting to $1,851,300 (2018: Nil) and advances from related companies recorded at 1,331,607 (2018: Nil)

9. CONVERTIBLE NOTES PAYABLES, NET OF DEBT DISCOUNT

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

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at September 30, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 166,667 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

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

For the nine months September 30, 2019, the Company has recognized interest expense of $ 15,000 related to the amortization of the OID, interest expense of $ 25,000 on the Note and $ 1,262,174.61related to the amortization of the embedded conversion option liabilities discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at September 30, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above.

As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and nine months ended September 30, 2019 respectively of $ 452,315 and $ 1,262,174. 54 which are included in other incomes.

Additionally, in connection with the Note, the Company also issued 19,480 shares of common stock of the Company to the holder as a commitment fee for this note on March 15, 2019. The commitment shares fair value was calculated as $52,401.2 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at September 30, 2019.

In connection with the Note, the Company also issued 97,402 shares of common stock of the Company to the holder as a security deposit, provided however, the shares must be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the Maturity Date. The refundable shares fair value was calculated as $262,011.38 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at September 30 ,2019.

This note is paid partially during the month of July and August 2019 in the amount of $100,000. As of today December 30, 2019, the outstanding note due to be paid is $ 50,000 plus the respective interest.

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

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at July 23, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 191,169 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

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

For the nine months September 30, 2019, the Company has recognized interest expense of $ 11,000 related to the amortization of the OID, interest expense of $ 4,701.37 on the Note and $ 925,594.71 related to the amortization of the embedded conversion option liabilities discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at July 23, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above.

As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and nine months ended September 30, 2019 respectively of $ 331,697.72 and $ 925,594.71 which are included in other incomes.

Additionally, in connection with the Note, the Company also issued 20,000 shares of common stock of the Company to the holder as a commitment fee for this note on March 15, 2019. The commitment shares fair value was calculated as $53,800 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at September 30, 2019.

In connection with the Note, the Company also issued 100,000 shares of common stock of the Company to the holder as a security deposit, provided however, the shares must be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the Maturity Date. The refundable shares fair value was calculated as $269,000 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at September 30, 2019 but those shares are returned back to the company on November 11, 2019 so the transactions is cancelled in this date.

This note is paid totally on July 23, 2019.

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

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at September 30, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 255,060 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

In connection with the issuance of the Note, the Company has not recorded a debt discount related to the OID as it is not applicable. In accordance with ASC 815, the conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The Company recognized a debt discount related to the bifurcated embedded conversion option derivative liability in the amount of $ $ 753,858.45 using the Black-Scholes pricing model, which will be amortized to interest expense over the term of the Note, using effective interest method. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $3.48 at issuance date, a risk-free interest rate of 2.49%, expected annualized volatility of the Company’s stock of 352.45%. For the nine months September 30, 2019, the Company has recognized interest expense of $ 17,813.38 on the Note and $ 2,103,624.35 related to the amortization of the embedded conversion option liabilities discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at September 30, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above.

As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and nine months ended September 30, 2019 respectively of $ 753,858.45 and $ 2,103,624.35 which are included in other incomes.

Additionally, in connection with the Note, the Company also issued 32,467 shares of common stock of the Company to the holder as a commitment fee for this note on March 15, 2019. The commitment shares fair value was calculated as $87,336.23 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at September 30, 2019.

In connection with the Note, the Company also issued 162,337 shares of common stock of the Company to the holder as a security deposit, provided however, the shares must be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the Maturity Date. The refundable shares fair value was calculated as $436,686.53 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at September 30,2019.

This note is not paid yet, and it is due.

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

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at September 30, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 1,941,292 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

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

For the nine months ended September 30, 2019, the Company has recognized interest expense of $ 124,444.44 related to the amortization of the OID, interest expense of $ 61,082.19 on the Note and $ 2,640,555.55 related to the amortization of the beneficial conversion feature discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at June 11, 2019 and September 30, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and nine months respectively ended September 30, 2019 the profit of $ 2,468,036.54 and the loss of ($63,926.93) which are included in other incomes and other expenses.

Additionally, in connection with the Note, the Company also issued 111,731 shares of common stock of the Company to the holder as a commitment fee for this note. The commitment shares fair value was calculated as $120,669.48 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at September 30, 2019.

This note is not paid yet, and it is due.

10. AMOUNT OWING TO DIRECTORS

The amount owing to directors is unsecured, interest-free with no fixed repayment term.

11. INCOME TAX

No income tax is provided due to the statement of profit or loss and other comprehensive income recorded a net loss for the period under review.

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

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 30, 2019, the date the financial statements were available to be issued noting the following transactions that would impact the accounting for events or transactions in the current period or require additional disclosures.

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

We are a smaller reporting company as defined by Rule 12b-2 and incorporated in the State of Delaware on July 22, 2016. As of the periods from inception through the date of this quarterly report, we generated minimal revenues and incurred expenses and operating losses, as part of our development stage activities. We recorded a net loss of ($3 381 948) for nine months ended September 30, 2019, net cash flows used by operating activities was $578,640, working capital deficit of ($11,471,660) and an accumulated deficit of ($6,230,387) at September 30, 2019.

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

Our Current Business

The Company has commenced operations since June 2017 and during the financial year 2018 it has completed 11 acquisitions in Australia, Malaysia, Philippines and the United States. During year 2019 has completed 7 acquisitions in Australia. The product development during 2017, 2018 and 2019 as well as the acquisitions by the Company have positioned the Company as a global technology company for self and business improvement. The Company now owns a number of proprietary software, mobile applications, learning and educational tools to help consumers and businesses improve and grow. The Company has a stated mission to make potential growth accessible and sustainable.

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

Results of Operations

Our results of operations for the nine months ended September 30, 2019 included the operations of the Company and all its subsidiaries as they are presented in the organization structure in this report.

Revenues for the nine months period ended September 30, 2019 and 2018 were respectively $10,332,265 and $ 145,597, respectively, earned by providing construction induction training and white card for plumber position, and providing consulting services for development of building inspection process. Cost of revenue for providing induction training and consulting services for global technology company for self and business improvement. The Company now owns a number of proprietary software, mobile applications, learning and educational tools to help consumers and businesses improve and grow to customers were $ 5,110,264 and $ 25,357 for the nine months ended September 30, 2019 and 2018, respectively.

Revenues for the three months period ended September 30, 2019 and 2018 were $ 5,806,020 and $ 66,175, respectively, earned by providing construction induction training and consulting services for development of building inspection process to customers. Cost of revenue for the three months ended September 30, 2019 and 2018 for providing construction training and consulting services was $ 3,730,685 and $ 10,561, respectively.

Operating expenses for the nine months ended September 30, 2019 and 2018 were $7,631,433 and $263,738, respectively. Operating expenses for the nine months ended September 30, 2019 primarily consisted of consulting and business advisory services, travel expenses, other general and administrative expenses of $7,631,433. Operating expenses for the six months ended June 30, 2018 consisted of general and administrative expenses totaling $ 263,738

Other expenses consisted, interest expense recorded (i) on amortization of debt discount of $ 230,888.88, (ii) on amortization of embedded conversion option liability of $ 8,018,857.99 for all seven notes received from the Company and (iii)interest expense of $ 198,081.89 recorded on all notes. The most part of other expenses are offset by change in the fair value of the embedded conversion option liability at September 30, 2019 due to the change in the derivative instruments.

As a result of above, we recorded a net loss of ($3,381,948) for the nine months ended September 30, 2019 as compared to the net loss of ($498,780) for the same comparable period in 2018, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $714,366 at September 30, 2019 as compared to $248,253 at December 31, 2018. As shown in the accompanying condensed consolidated financial statements, we recorded a net loss of ($3,381,948) for the nine months ended September 30, 2019. Our working capital deficit at September 30, 2019 was ($11,471,660) net cash used by operating activities was $578,640, and accumulated deficit was ($6,230,387). These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2019 was 578,640 which resulted primarily from our net loss of ($3,381,949), amortization of intangible assets of $7,161, depreciation of property and equipment $277,325, net change in operating assets and liabilities for the accounts receivable in the amount of $1,953,047 and Accounts payable in the amount of $1,723,042.Net cash used in operating activities for nine months ended September 30, 2018 was ($213,705,) which primarily resulted from our net loss of ($498,780), amortization of intangible assets of $ 4,500, amortization of computer and software of $75, Embedded conversion option liability discount of $ 264,089, Commitment fee on promissory note of $ 40,000, Amortization of licensing fees of $ 62,277, Amortization of debt discount -OID of $ 16,833, Issuance of common stock for services of $ 6,000 and net change in operating assets and liabilities of ($318,711)

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was ($8,366,325) primarily due to the Acquisition of subsidiaries ($7,802,161), Acquisition of other investments ($747,447) and Acquisition of plant and equipment 183,283.

Net cash used in investing activities for nine months ended September 30, 2018 was ($64,510), which primarily resulted from the cash paid for acquisition of plant and equipment of $ 2,233 and net cash paid for acquisition and intangible asset ($62,277).

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was 8,253,798 primarily due to cash proceeds from issuance of share capital $6,103,058, Cash proceeds from issuance of Embedded conversion option liability $984,975 and Convertible notes payable, net of debt discount of $1,285,445 and cash advances from directors ($119,679).

Net cash provided by financing activities for the nine months ended September 30, 2018 was $ 303,255 primarily due to Cash proceeds from issuance of Embedded conversion option liability and Convertible notes payable $ 303,000 and advanced from related party of $ 255.

We recorded an increase in cash of $466,113 effect of exchange rate changes on $ 0 and an increase of $21,050, effect of exchange rate changes of ($3,990) for the nine months ended September 30, 2019 and 2018, respectively.

As a result of the above activities, we experienced a cash in the end of period of $ 714,366 and $23,090 for the nine months ended September 30, 2019 and 2018, respectively. Although the Company was able to obtain short term loans, there is no assurance that the Company will continue to be able to raise capital at favorable terms, and the ability to continue as a going concern is still dependent on its success in obtaining additional financing from investors or from sale of our common shares.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of September 30, 2019 and they were, therefore, not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The weaknesses in our controls and procedure were lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the quarter ended September 30, 2019. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan to hire an independent third-party consultant to assist us in identifying and determining the appropriate accounting procedures and controls to implement. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

“On October 3, 2019, a lawsuit was filed by Labrys Fund, LLC (the “Plaintiff”) against the Company for non-payment of a Promissory Note entered into between the Plaintiff and the Company on June 4, 2019, alleges damages of $2,070,000 plus attorney’s fees and costs. The lawsuit was filed in the United States District Court, District of Massachusetts, Case 1:19-cv-12477-PBS. The Company intends to vigorously defend this action. The lawsuit is in its preliminary stages and as of this date there has been no discovery initiated.”

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

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4. Defaults Upon Senior Securities.

Please see Item 1B. above.

The $50,000 plus interest owed to First Fire and any other money’s owed on defaulted Notes.

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

Anvia Holdings Corporation

Date: December 30, 2019	/s/ Ali Kasa
Ali Kasa, President

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and, on the date, stated herein.

/s/ Ali Kasa	Dated: December 30, 2019
Ali Kasa
President (Principal Executive Officer),
Chief Executive Officer, and Director

/s/ Dhurata Toli	Dated: December 30, 2019
Dhurata Toli
Financial Controller (Principal Accounting Officer)

