Form 10-K
period 2019-12-31
Anvia Holdings Corp
filed 2020-07-02
CIK 1681282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 000-55673

ANVIA HOLDINGS CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	81-3416105
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

100 Challenger Road, Suite 830

Ridgefield Park, NJ 07660

(Address of principal executive offices) (Zip Code)

(323)-713-3244

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on The OTCQB Market on June 27, 2019 ( the last day of the trading), as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $ 23,350,608.50.

As of June 10, 2020, there were 42,738,674 shares of Common Stock, $0.0001 par value, outstanding.

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

The Company has an authorized capitalization of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, of which 1,000 shares have been designated Series A Preferred Stock. The Company has a fiscal year end of December 31. As of the date of this registration statement, there are 42,850,405 shares of common stock of the Company issued and outstanding and 1000 shares of Series A Preferred Stock issued and outstanding.

The Company commenced operations in June 2017 and during the financial years 2018 and 2019 it has completed respectively 11 and 7 acquisitions in Australia, Malaysia, Philippines. The company now owns several proprietary software, mobile applications, learning and educational tools to help consumers and businesses improve and grow, education services, accounting & corporate advisory, financial planning, data center service. The Company`s state mission is to make potential growth accessible and sustainable.

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

XSEED Pty Ltd

The company is an Australian company incorporated under the Australian Securities & Investment Commission and is a Registered Training Organization (RTO No. 21402) approved by the Australian Skills Quality Authority (“ASQA”).

The company is involved in the provision of vocational education training (“VET”) and offers courses that are for the Automotive and Hairdressing industries. Automotive courses are delivered under the registered business name Next Gear while hairdressing training courses are delivered under the registered business name Hair Assembly.

The Company holds a funding contract with the Victoria Government pursuant to the Skills First Program which is valid until 31 December 2019 and had approximately 521 students course commencements for the year 2018 and currently has 536 active students and a further 34 students in the process of registering / enrolling. The Business’ Head Office is located in the Melbourne Central Business District and employs 21 employees & contractors.

3. Professional Services

Anvia offers a number of professional services to small and medium companies by packaging consulting, coaching, learning and technology in a single package to offer customers a peace of mind. Some of the key parts of professional services includes:

A. Accounting & Corporate Advisory

During November 2018 and 2019, Anvia acquired Jamiesons Accounting Pty Ltd and Accounting Business Solutions Pty Ltd, both Australian chartered accounting firms established since 2002 and 2008 respectively. The Companies provide a range of financial services to consumers and businesses across Australia and have numerous International clients who operate in Australia. As public practices registered under the Chartered Accountants in Australia and New Zealand, the Companies serves more than 1500 individuals, small and medium companies, trusts and superannuation funds. Services offered include accounting, auditing, bookkeeping, Company formation, structuring and business planning, tax consulting, tax filing, corporate advisory services and financial planning services. Anvia also bought 60% of Acquire Insurance Group Pty Ltd, an Australian general insurance brokerage firm.

B. Financial Planning

During 2019 Anvia acquired Myplanner Professional Services Pty Ltd and My Managed Portfolio Pty Ltd.

Myplanner was established in 2009 and operates an Australian Financial Services Licence supporting more than 100 licensed financial advisers and accountants.

Myplanner provides all the services to integrated advisory practices to assist business owner financial advisers to provide objective advice to their clients, help them Grow their businesses, improve their efficiency, have a strong culture of Compliance, and assisting them with their own succession and exit strategy. In 2018 financial year closing 30 June, the company generated AUD $25 Million (approximately USD $18 Million).

My Managed Portfolio (MMP) is a scalable, cost effective and efficient platform for managing investments for both clients and advisers alike. MMP is a Managed Account Service for direct equities, managed funds, exchange traded funds, term deposits, property and other selected investments on a discretionary basis via a Managed Account Service. The current Funds Under Advice (FUA) within the group is AUD $155 million.

C. Digital Content Development

During 2018 Anvia acquired three corporate learning companies namely Egnatium Learning, Sage Interactive and Workstar Technologies. All these companies specialize in designing, implementing and measuring blended learning for corporate market in Australia and South East Asia markets. We offer a comprehensive range of adult learning, content development and digital platform delivery solutions.

The solutions we offer are based on real world situations and improve employee engagement, drive organizational change, enhance sales and product skills, improve Customer Service, and re-skill employees.

Anvia developed a unique set of learning solutions and technologies to work seamlessly with our Clients LMS, or independently to deliver the learning on their mobile, tablet, desktop, via email, a Facebook feed, or face-to-face.

4. Software

During 2017, 2018 and 2019 Anvia has developed and acquired a number of software and mobile applications used by consumers and businesses on a subscription basis. As of today, we have developed and commercialized the following software:

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

5. Data Center Services

In 2019 Anvia acquired Host Group of Companies Pty Ltd is an Australian company incorporated under the Australian Securities & Investment Commission. Since 1999, it operates a data center at the Brisbane Technology Park that offers cloud, dedicated, co-location and hosting services.

Host Networks also operates an Australian autonomous network comprised of a fully diverse, multi-homed, dual stack, redundant transit service spanning the eastern coast of Australia. This network further expands Anvia’s communications capabilities and enhances its education, e-learning, and professional services operations.

Marketing

In order to become competitive in the personal and business improvement space, the Company has taken steps to establish and number of digital marketing channels namely:

1.	Websites. This is an effective marketing and branding tool for customers, employees and investors as well as the public educations. The Company has completed its website and updates it regularly. The following are some important websites that the Company has:

1.	www.anviaholdings.com
2.	www.egnatium.com
3.	www.egnatiumlearning.com
4.	www.egnatiumentrepreneurs.com
5.	www.egnatiumlife.com
6.	www.thefranchiseculture.com
7.	www.thefranchisevillage.com
8.	www.eagleacademy.com.au
9.	www.workstar.com.au
10.	www.jamiesons.net.au
11.	www.hostnetworks.com.au
12.	www.nextgear.edu.au
13.	www.hairassembly.edu.au
14.	www.myplanner.com.au
15.	www.xseed.edu.au
16.	www.acquireinsurance.com.au

2.	Social media channels The Company has set up major social media channels such as Facebook, LinkedIn and twitter for each brand. The Company has established YouTube channels for some of the brands. These social media channels are linked and integrated with the websites.

3.	Digital and analog advertising. Upon completion of the infrastructure and product mix the Company shall make the required adverting investment in both digital and analog advertising.

Intellectual Property

The Company through its subsidiaries has acquired and developed a number of intellectual properties in form of trademarks. The table below provides the list of current trademarks, classes, countries registered and expiry date for each trademark.

Anvia Holdings Corporation / Trademarks
Registration No.	Status	Trademark	Classes and goods and services	Renewal due
1108742	Registered	Workstar	Class 9	12-Apr-26
	Australia		Class 35
Class 41
1131150		Metime	Class 9	22-Aug-26
	Registered		Class 35
	Australia		Class 41
1822892	Registered Australia	Egnatium	Class 9	1-Feb-27

1700000		Egnatium	Class 35
			Class 41	18-Jun-25
Class 42
J002017005749	Registered Indonasia	Egnatium	Class 35
J002017005745		Egnatium	Class 41	6-Feb-27
J002017005747		Egnatium	Class 42
2017000843	Registered Malaysia	Egnatium	Class 41
2017000842		Egnatium	Class 42	6-Feb-27
2017000844		Egnatium	Class 35
1437005409	Registered Saudi Arabi	Egnatium	Class 35
1437005410		Egnatium	Class 41	23-Aug-25
1437005411		Egnatium	Class 42

Industry Overview

Given the acquisitions throughout 2018 and 2019 the Company has diversified and operates in a number of services that span across software, education, data center services, professional services, personal improvement, management consulting services.

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

Competition

In Australia, technical and further education or TAFE system is largely state based, which means that each state has developed individual vocational education and training systems. The Federal Government is encouraging reform to develop a competitive and responsive national system. While the states coordinate their own TAFE systems and are a dominant influence in the industry, they are not major players. The following section outlines the two largest TAFE systems and the institutions.

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

ANVIA Employees

As of December 31, 2019, we had approximately 84 employees across Australia, Malaysia & Philippine.

Subsidiaries

The Company owns 100% of the following subsidiaries as of April 30, 2019:

Anvia (Australia) Pty Ltd, an Australian corporation

Xamerg Pty Ltd, an Australian corporation

Workstar Technologies Pty Ltd an Australian corporation

Doubleline Capital Sdn Bhd, a Malaysian corporation

Blue Pacific English Academy Inc., a Philippine corporation.

Egnitus Australia Pty Ltd

Egnitus Holdings Pty Ltd

Xseed Pty Ltd

Host Group of Companies Pty Ltd

My Managed Portfolio Pty Ltd

My Planner Professional Services Pty Ltd

Anvia Malaysia Sdn Bhd

Egnitus International (L) Ltd

Egnitus (M) Sdn Bhd

Sage Interactive Sdn Bhd

The Company also owns 51% of Jamiesons Accounting Pty Ltd and Accounting Business Solutions Pty Ltd. In addition, it owns 60% of Acquire Insurance Brokers Pty Ltd. All those are Australian companies.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Office and Retail Space

The principal executive offices of Anvia Holdings Corporation is in 100 Challenger Road, Suite 830, Ridgefield Park, NJ 07660, and pays an annual fee of $2,499.

Anvia Holdings Corporation through its acquisition now have 13 offices of which 11 are located in Australia, 1 in Malaysia and 1 in Philippine.

Australia Offices

Workstar Technologies Pty Ltd and its subsidiary Workstar Tech (Aus) Pty Ltd are located at Level 1, 235-239 Commonwealth Street, Surry Hills 2010 NSW, Australia. An annual rent of AUD 143,000 is paid Pursuant to the lease contract with Spira Pty Ltd.

Jamiesons Accounting Pty Ltd is located in Queensland at 92 Ashmore Road, Bundall Queensland, 4217 Australia. An annual rent of AUD 108,000 is paid on 2019 pursuant to the lease contract with Ashprop Pty Ltd Atf The Ashprop Unit Trust.

Xseed Pty. Ltd is located at Ground Floor Level 1,218-220 Albert Road, South Melbourne VIC 3305, Australia. An annual rent of AUD 208,785 is paid on 2019 pursuant to the lease contract with Western Institute of Technology.

Host Group of Companies Pty. Ltd. Is located at Unit 1 53 Brandl Street Eight Mile Plains QLD 4113. An annual rent of AUD 240,979 is paid on 2019 pursuant to the lease contract with Prima Security Ltd.

Myplanner Professional Services Pty. Ltd. Is located at Level 3, 26 Marine Parade Southport QLD 4215, Australia. An annual rent of AUD 79,725 is paid on 2019 pursuant to the lease contract with Paulyn Investments Pty Ltd.

Acquire Insurance Brokers Pty. Ltd. Is located at Suite 36/2, 8th Avenue, Palm Beach QLD 4221, Australia. The annual rent is AUD 44,400 pursuant to the lease contract with Grimsley Reid Pty Ltd. Date of commerce of this campus is on 1 July 2019.

Xamerg Pty Ltd also known as Eagle Academy have 5 campuses, which all located in Queensland.

a)	Coolangatta Campus is located in Queensland at Suites 6.3, Suites 10-12, Pacific Arcade, 70 Grifith Street, Coolangatta, QLD 4225, Australia. An annual rent of AUD37,467.42 were paid in 2019 pursuant to the lease contract with Robert A Hancock and Loris V Hancock as Trustees for The Hancock Family Superannuation Fund.
b)	Fortitude Valley Campus is located at 1A & 1D/ 360 St Paul`s Terrace, Fortitude Valley Q 4006, Australia. An annual rent of AUD91,500 were paid in 2019 pursuant to the lease contract with N&G Holding Company Pty Ltd
c)	Southport Campus is located at 56 Nerang Street, Southport, QLD 4215, Australia. An annual rent of AUD270,640 were paid in 2019 pursuant to the lease contract with Life Settlements Funds Pty Ltd
d)	Carina Campus is located at 56 Zahel Street, Carina, QLD 4152 Australia. An annual rent of AUD42,000 were paid in 2019 pursuant to the lease contract with Camp Hill Carina Wealfare Asociation Trading as Clem Jones Center.
e)	Spring Hill Brisbane Campus is located at GA1, Part of Level Ground Floor, 62 Astor Terrace, Spring Hill, Brisbane QLD 4000, Australia. The annual rent is AUD. The annual rent is of AUD 262,650. Date of commerce of this campus is on 31 August 2019.

Blue Pacific English Academy Inc is located at Escano Beach Piapi, Dumaguete City, 3th floor of Plaza Escano Center Building A, Philippine. An annual rent of Pesos 480,000 is paid on 2019 pursuant to the lease contract with Adelin Knitter.

Malaysia Office

Egnitus (M) Sdn Bhd is located in Kuala Lumpur, the Capital City of Malaysia. The office is in city center at Suites 34.02, level 34, Menara Citibank, 165 Jalan Ampang, 50450 Kuala Lampur. An annual rent of MYR231,686 were paid in 2019 pursuant to the lease contract with Inverfin Sdn Bhd.

Item 3. Legal Proceedings

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

On October 3, 2019, a lawsuit was filed by Labrys Fund, LLC (the “Plaintiff”) against the Company for non-payment of a Promissory Note entered into between the Plaintiff and the Company on June 4, 2019, alleges damages of $2,070,000 plus attorney’s fees and costs. The lawsuit was filed in the United States District Court, District of Massachusetts, Case 1:19-cv-12477-PBS. The Company defended this action and paid it on May 29, 2020 based on the Settlement Agreement and Release from the District Court of Massachusetts. This agreement decided that Anvia Holdings Corporation should pay just the amount of $ 350,000.

The Plaintiff and Releasees acknowledge and agree that by executing this Settlement Agreement and Release, it is releasing and forever discharging the Plaintiff and Releasees from all claims, demands, actions, suits, debts, causes of action, rights, damages, costs, expenses and compensation, arising out of the above captioned action including but in no way limited to those claims which were or could have been asserted in the civil action.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of our shareholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the marketplace. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

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

Year 2018	High Price	Low Price

Quarter Ended March 31, 2018	$1.15	$0.70
Quarter Ended June 30, 2018	1.50	1.10
Quarter Ended September 30, 2018	1.70	0.51
Quarter Ended December 31, 2018	1.51	0.51

Year 2019	High Price	Low Price

Quarter Ended March 31, 2019	$3.13	$2.67
Quarter Ended June 27, 2019	$1.94	1.62

On June 27, 2019, the SEC suspended trading in the Company’s common stock. Although the suspension was lifted on July 12, 2019, the Company’s common stock has still not traded since that date. The company is currently working with a broker/dealer and FINRA to have its common stock commence trading in the near future.

Holders

There are approximately 157 active holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

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

Securities Authorized under Equity Compensation Plans

The Company has 3,000,000 shares of common stock authorized under its 2019 Equity Incentive Plan.

Shares Available for Future Sale

Approximately 92.3 % of all outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

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

Recent Sales of Unregistered Securities

All sales of unregistered securities between October 1, 2019 and the date of this Report were previously reported on the Company’s form 8-K’s filed with the SEC

Repurchases of Equity Securities

None

Additional Information

None

Item 6. Selected Financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis is based on, and should be read in conjunction with, the audited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-K.

Results of Operations for the Years Ended December 31, 2019 and 2018

We are a smaller reporting Company as defined by Rule 12b-2 and incorporated in the State of Delaware on July 22, 2016. As of the periods from inception through the date of this yearly report, we generated small amount revenues and incurred expenses and operating losses, as part of our development stage activities. We recorded a net loss of $3,356,216 for the twelve months ended December 31, 2019, net cash flows used by operating activities was $7,510,880, working capital deficit of $9,433,896 and an accumulated deficit of $6,278,093 at December 31, 2019.

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

Our Current Business

The Company has commenced operations since June 2017 and during the financial year 2018 it has completed 11 acquisitions in Australia, Malaysia, Philippines and the United States. During year 2019 has completed 7 acquisitions in Australia. Based on the product development during 2017, 2018 and 2019 as well as the acquisitions by the Company now owns several proprietary software, mobile applications, learning and educational tools to help consumers and businesses improve and grow, education services, accounting & corporate advisory, financial planning, data center service.

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

In June 10, 2019, Anvia Holdings Corporation (the “Company”), through its wholly owned subsidiary, Anvia (Australia) Pty Ltd acquired 100% of shares issued and outstanding common shares from shareholders of VocTrain Pty Ltd for consideration of USD$196,000 in cash and the balance of approximately USD$364,000, in common stock of the Company Anvia Holdings. Anvia (Australia) Pty Ltd has reversed this acquisition on 1 October 2019.

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

Results of Operations

Our results of operations for the three months and twelve months periods ended December 31, 2019 included the operations of the Company, Anvia Holdings Corporation; Anvia Australia, Global Institute of Vocational Education operations, Egnitus INC. January 1 – May 2019 as this company is dissolved on 28 May 2019, Entrepreneur Culture Inc Sdn. Bhd from January 1 – August 2019 as this company is sold on 31 August 2019; Xamerg Pty Ltd, Jamiesons Accounting Pty Ltd; Doubleline Capital Sdn. Bhd; Blue Pacific English Academy Inc..; Workstar Technologies Pty Ltd; Xseed Pty Ltd from the date of its acquisition May 4, 2019; Host Group of Companies Pty Ltd from the date of its acquisition May 14, 2019; Myplanner Professional Services Pty. Ltd. from the date of its acquisition June 12, 2019; My Managed Portfolio Pty. Ltd from the date of its acquisition June 12, 2019; Accounting Business Solutions Pty Ltd (“ABS”) from the date of its acquisition June 10, 2019; Acquire Insurance Brokers Pty Ltd from the date of its acquisition June 25, 2019;

Revenues for the twelve months period ended December 31, 2019 and 2018 were $ 14,245,425 and $ 690,680, respectively, earned by providing several proprietary software, mobile applications, learning and educational tools to help consumers and businesses improve and grow, education services, accounting & corporate advisory, financial planning, data center service. Cost of revenue for providing several proprietary software, mobile applications, learning and educational tools to help consumers and businesses improve and grow, education services, accounting & corporate advisory, financial planning, data center service to customers were $ 8,807,072 and $ 80,370 for the twelve months ended December 31, 2019 and 2018, respectively.

Operating expenses for the twelve months ended December 31, 2019 and 2018 were $ 10,637,558 and $1,357,024, respectively. Operating expenses for the twelve months ended December 31, 2019 primarily consisted of consulting and business advisory services of $ 156,000, audit fees $191,270, investor relations fees of $147,354 and other general and administrative expenses of $10,159,500.

Operating expenses for the twelve months ended December 31, 2018 primarily consisted of consulting and business advisory services of $ 80,527, audit fees $61,415 travel, meals and lodging expense of $ 30,979, investor relations fees of $65,385, registration fees and permits of $16,253 and other general and administrative expenses of $1,102,465.

Other operating expenses for the twelve months ended December 31, 2019 and 2018 were $10,463,088 and (551,561) respectively. Other operating expenses consist of change in the fair value of the embedded conversion option liability for the derivative notes that parent company has received during the fiscal years 2019 and 2018 which consists in a profit for the year 2019 and an expense for the year 2018.

Finance cost for the twelve months ended December 31, 2019 were $9,365,806. Finance cost consisted interest expense recorded on notes for EMA of $ 10,684.93, for FirstFire of $ 25,000, for Labrys $ 125,873.44, for Power Up $ 41,860.46, for TFK $ 5,822.47, for GHS $ 955.98, for Rayont INC of $ 2,711, for Auctus Fund of $ 17,813.38 and for Crown Bridge of $ 4,701.37

(i) on amortization of embedded conversion option liability for EMA of $ 167,500, for Auctus Fund of $ 2,103,624.35, for Crown Bridge of $ 925,594.71, for FirstFire of $ 1,262,174.61, for Power Up of $ 135,523.18, for TFK of $ 290,552.26, for Labrys of $3,826,666.31

(ii) amortization of debt discount for OID of Crown Bridge $11,000, amortization of debt discount for OID of EMA $18,611.11, amortization of debt discount for FirstFire of $ 15,000, amortization of debt discount for OID of Labrys of $ 249,333.33, amortization of debt discount for OID of TFK of $ 12,500.

(iii)Other finance cost in the amount of $ 36,560 related the derivative notes and interest on the trade loan in the amount of $ 59,177.44

Finance cost for the twelve months ended December 31, 2018 were $1,277,417. Finance cost consisted interest expense recorded on note for EMA of $ 3,781, (i) on amortization of embedded conversion option liability of $ 922,517,

(ii) on GHS Note of $1,832, and (iv) on Labrys Fund Note of $24,859, amortization of debt discount for OID of LABRYS 40,667, amortization of debt discount for OID of EMA 6,389. amortization of debt discount for EMA of $ 277,373

As a result of above, we recorded a net loss of $ 3,356,216 for the twelve months ended December 31, 2019 as compared to the net loss of $ 2,563,510 for the same comparable periods in 2018, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $612,298 at December 31, 2019 as compared to $248,253 at December 31, 2018. As shown in the accompanying consolidated financial statements, we recorded a net loss of $ 3,356,216 for the twelve months ended December 31, 2019. Our working capital deficit at December 31, 2019 was $ 9,433,896, net cash generated from operating activities was $7,510,880, and accumulated deficit was $6,278,093. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash generated from operating activities for the twelve months ended December 31, 2019 was $7,510,880 which resulted primarily from net loss of $3,356,216, depreciation of plant and equipment of $638,435, amortization of intangible assets $167,766, amortization of right of use assets of $375,226, impairment of goodwill $2,418,064, gain on the disposal of subsidiaries $ 260,695, gain on acquisition of subsidiaries $400,059, changes in fair value of embedded conversion option liability $10,463,088, goodwill adjustments $137,957 and net change in operating assets and liabilities such as decrease in trade and other receivables of $ 140,831 and increase in trade and other payables $3,484,032 and decrease in operating lease liabilities of $111,471.

Net cash used in operating activities for the twelve months ended December 31, 2018 was $2,787,949 which resulted primarily from net loss of $2,563,510, depreciation of plant and equipment of $117,595, amortization of intangible assets 1,459, and net change in operating assets and liabilities such as decrease in trade and other receivables of $ 480,441 and increase in trade and other payables $136,948.

Investing Activities

Net cash used in investing activities for the twelve months ended December 31, 2019 was $8,923,474 primarily due to the acquisition of subsidiaries, net of cash and cash equivalents acquired of $7,466,264, acquisition of other investments of 361,951, acquisition of the intangible assets $378,406 and acquisition of property, plant and equipment $716,853.

Net cash used in investing activities for the twelve months ended December 31, 2018 was $1,000,365 primarily due to the acquisition of subsidiaries, net of cash and cash equivalents acquired of $998,365 and acquisition of other investments of 2,000.

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2019 was $16,798,399 primarily due to cash received from Issuance of share capital of $5,711,092, redemption of embedded conversion option liability of $10,325,803, redemption of convertible notes payable, net of debt discount of $97,880, repayment of hire purchase of $125, 619, drawdowns of loan and borrowings ( net of repayment) of $ 1,157,530 and repayment to directors of $172,527.

Net cash provided by financing activities for the twelve months ended December 31, 2018 was $4,025,462 primarily due to cash received from Issuance of share capital of $1,391,955, proceeds from embedded conversion option liability of $2,412,285 and proceeds from convertible notes payable, net of debt discount of $221,222

We recorded $0 in cash and a decrease in cash of $319 due to the effect of foreign exchange rate changes on cash for the twelve months ended December 31, 2019 and 2018, respectively.

As a result of the above activities, we experienced a net increase in cash of $ 364,045 and $ 236,829 for the twelve months ended December 31, 2019 and December 31, 2018, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

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

To the Shareholders and Board of Directors of Anvia Holdings Corporation.

100 Challenger Road, Suite 830

Ridgefield Park, NJ 07660

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anvia Holdings Corporation and its subsidiaries (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s income from operations and no operation raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2018.

Kuala Lumpur, Malaysia

Date: July 2, 2020

ANVIA HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and bank balances	$612,298	$248,253
Trade receivables	609,641	547,846
Other receivables and deposits	506,214	1,399,023
Amount owing by directors	1,087
Tax recoverable	76,966	-

Total current assets	1,806,206	2,195,122

Non-current assets:
Plant and equipment, net	563,467	485,050
Right-of-use	8,638,730	-
Intangible assets	218,166	7,526
Other investments	522,304	160,354
Goodwill	8,973,500	3,199,274

Total non-current asset	18,916,167	3,852,204
TOTAL ASSETS	$20,722,373	$6,047,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,649,212	$2,872,177
Other payables and accrued liabilities	4,708,721	764,055
Embedded conversion option liability	2,275,000	2,412,285
Convertible notes payable, net of debt discount	123,342	221,222
Amount owing to directors	613,270	785,797
Deferred income	178,958	-
Loan and borrowings	1,269,147	-
Hire purchase	21,469	-
Operating lease liabilities	327,754	-
Income tax payable	73,229	5,448

Total current liabilities	11,240,102	7,060,985

Non-current liabilities
Loan and borrowings	206,036	-
Hire purchase	96,025	-
Operating lease liabilities	8,574,731	-

Total non-current liabilities	8,876,792	-

TOTAL LIABILITIES	$20,116,894	$7,060,985

Stockholders’ equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 42,850,405 and 41,004,994 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	$4,285	$4,101
Discount on common stock	(500)	(500)
Additional paid up share capital	8,366,007	1,956,402
Common stock subscriptions receivable	(698,698)
Accumulated losses	(6,278,093)	(2,848,437)
Other comprehensive loss	(780,670)	(127,020)
Total equity attributable to owners of the Company	612,331	(1,015,454)
Non-controlling interests	(6,852)	1,795

Total stockholders’ equity	$605,479	$(1,013,659)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$20,722,373	$6,047,326

See accompanying notes to financial statements

ANVIA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amount expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31
	2019	2018

Revenues, net	$14,245,425	$690,680

Cost of revenues	(8,807,072)	(80,370)

Gross profit	5,438,353	610,310

Other income	211,611	12,182
Gain on acquisition of subsidiaries	400,059	-
Gain on disposal of subsidiaries	260,695	-
General and administrative expenses	(10,637,558)	(1,357,024)
Other operating income/(expenses)	10,463,088	(551,561)

Gain/(Loss) from operations	6,136,248	(1,286,093)

Finance cost	(9,365,806)	(1,277,417)

Loss before tax	(3,229,558)	(2,563,510)

Income taxes expenses	(126,658)	-

NET LOSS	$(3,356,216)	$(2,563,510)

Net loss(profit) attributable to non-controlling interests	(30,032)	16,009

NET LOSS ATTRIBUTABLE TO THE COMPANY	(3,386,248)	(2,547,501)

Other comprehensive loss:
- Foreign currency translation gain (loss)	(162,590)	(15,920)
- Fair value gain on other investment	(492,000)	-

COMPREHENSIVE LOSS	$(4,040,838)	$(2,563,421)

Other comprehensive loss attributable to non-controlling interests	940	564

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(4,039,898)	$(2,562,857)

See accompanying notes to financial statements

ANVIA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States Dollars (“US$))

	Years ended December 31
	2019	2018
Cash flows from operating activities:
Net loss	$(3,356,216)	$(2,563,510)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	638,435	117,595
Amortization of intangible assets	167,766	1,459
Amortization of right of use assets	375,226
Impairment of goodwill	2,418,064	-
Gain on disposal of subsidiaries	(260,695)	-
Negative goodwill	(400,059)	-
Changes in fair value of embedded conversion option liability	(10,463,088)
Goodwill adjustments	137,957	-
Operating loss before working capital changes	(10,742,610)	(2,444,456)

Changes in operating assets and liabilities:
Trade and other receivables	(140,831)	(480,441)
Trade and other payables	3,484,032	136,948
Operating lease liabilities	(111,471)	-
Cash (used in)generated from operating activities	(7,510,880)	(2,787,949)

Cash flows from investing activities:
Purchase of plant and equipment and intangible assets	-	-
Acquisition of subsidiaries, net of cash and cash equivalents acquired	(7,466,264)	(998,365)
Acquisition of other investments	(361,951)	(2,000)
Acquisition of intangible assets	(378,406)	-
Acquisition of property, plant and equipment	(716,853)	-
Net cash used in investing activities	(8,923,474)	(1,000,365)

Cash flows from financing activities:
Issuance of share capital	5,711,092	1,391,955
(Redemption of)/Proceeds from issuance of :
-Embedded conversion option liability	10,325,803	2,412,285
-Convertible notes payable, net of debt discount	(97,880)	221,222
Repayment of hire purchase	(125,619)	-
Drawdowns of loan and borrowings, net of repayment	1,157,530	-
Repayment to Directors	(172,527)	-
Net cash generated from financing activities	16,798,399	4,025,462

Foreign currency translation adjustment	-	(319)

NET CHANGE IN CASH AND CASH EQUIVALENTS	364,045	236,829

CASH AND CASH EQUIVALENTS, BEGINNING OF FINANCIAL YEAR	248,253	11,424

CASH AND CASH EQUIVALENTS, END OF FINANCIAL YEAR	$612,298	248,253

	Years ended December 31
	2019	2018
CASH AND CASH EQUIVALENTS INFORMATION:
Cash at bank	$612,298	$248,253
Cash and cash equivalents, end of financial year	612,298	248,253

See accompanying notes to financial statements.

ANVIA HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amount expressed in United States Dollars (“US$))

	Common Stock		Additional Paid-in	Discount on Common	Common Stock Subscriptions	Other Comprehensive	Accumulated	Owners of the Company		Total
	Number	Par Value	Capital	Stock	Receivable	Income (loss)	Deficit	Total	NCI	Equity

Balance as of December 31, 2017	19,003,367	1,901	566,647	(500)	-	(111,664)	(300,936)	155,448	185	155,633
Share swap during the year	22,001,627	2,200	14,279,058	-	(1,030,000)	-	-	13,251,258		13,251,258
Reverse acquisition			(11,859,303)	-	-	-	-	(11,859,303)		(11,859,303)
Acquisition of subsidiaries								-	18,183	18,183
Net loss	-	-	-	-	-		(2,547,501)	(2,547,501)	(16,009)	(2,563,510)
Accumulated other comprehensive loss	-	-	-	-	-	(15,356)		(15,356)	(564)	(15,920)

Balance - December 31, 2018	41,004,994	4,101	2,986,402	(500)	(1,030,000)	(127,020)	(2,848,437)	(1,015,454)	1,795	(1,013,659)

Balance as at 1 January 2019	41,004,994	4,101	2,986,402	(500)	(1,030,000)	(127,020)	(2,848,437)	(1,015,454)	1,795	(1,013,659)
Share swap during the year	1,845,411	184	6,029,770		331,302			6,361,256		6,361,256
Restructured and striked off of subsi			(650,165)				991	(649,174)		(649,174)
Acqiusition of subsidiary								-	(37,739)	(37,739)
Net loss							(3,386,248)	(3,386,248)	30,032	(3,356,216)
Distribution of profits							(44,399)	(44,399)		(44,399)
Accumulated other comprehensive loss						(653,650)		(653,650)	(940)	(654,590)
								-		-
								-		-
Balance as at 31 December 2019	42,850,405	4,285	8,366,007	(500)	(698,698)	(780,670)	(6,278,093)	612,331	(6,852)	605,479

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

The principal office address is located at 100 Challenger Road, Suite 830, Ridgefield Park, NJ 07660

The corporate structure is depicted below:

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Going concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenue and has sustained operating losses since inception to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $3,356,216 for the year ended December 31, 2019, incurred a net current liability of $9,433,896 and an accumulated loss of $6,233,697 as of December 31, 2019. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There was no impairment losses recorded on intangible assets for the year ended December 31, 2019.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2019	2018
Year-end US$1 : MYR exchange rate	4.0918	4.1300
Yearly average US$1 : MYR exchange rate	4.1416	4.0307

Year-end AUD : US$1 exchange rate	0.7030	0.7046
Yearly average AUD : US$1 exchange rate	0.6952	0.7482

Year-end US$1 : Philippine Pesos exchange rate	50.6107	52.5000
Yearly average US$1 : Philippine Pesos exchange rate	51.7675	N/A

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of December 31, 2019, and 2018, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements, at least annually, on a recurring basis, nor did the Company have any assets or liabilities measured at fair value on a non-recurring basis.

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

3. OTHER RECEIVABLES AND DEPOSITS

	As at December 31,
	2019	2018

Other receivables	$449,872	$1,399,023
Amount owing by related parties	56,342	-
	$506,214	$1,399,023

The amount owing by related parties is unsecured, interest-free with no fixed repayment term.

4. AMOUNT OWING BY DIRECTORS

The amount owing by directors is unsecured, interest-free with no fixed repayment term.

5. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

	As of December 31,
	2019	2018

Computer and software	$1,275,594	$1,166,812
Furniture and fittings	689,150	263,978
Building	294,064	269,232
Renovation	1,540	16,834
Motor vehicles	198,484	25,122
	2,458,832	1,741,978
(Less): Accumulated depreciation	(1,895,365)	(1,256,928)
Property, plant and equipment, net	$563,467	$485,050

Depreciation expense for the year ended December 31, 2019 and 2018 were $638,435 and $$117,595 respectively.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	As of December 31,
	2019	2018

Trade mark	$74,285	$13,082
Software	317,203	-
	391,488	13,082

(Less): Accumulated amortisation	(173,322)	(5,556)

Intangible assets, net	$218,166	$7,526

Amortization expense for the year ended December 31, 2019 and 2018 were $167,766 and $1,459, respectively.

7. OTHER INVESTMENTS

	As at December 31,
	2019	2018

Other investments, at cost	$522,304	$1,325,553
Impairment	-	(1,165,199)
	$522,304	$160,354

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	As at December 31,
	2019	2018

Amount owing to related parties	$2,744,750	$70,244
Accrued other expenses	1,963,971	693,811
	$4,708,721	$764,055

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

The Lender has the right in its sole and absolute discretion, from time to time, and at any time on or following the 180th calendar day after the date Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Interest, each in respect of the remaining principal amount of this Note to convert all or part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock of the Company as per the Conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the lesser of 60% of the lowest trade price for the last 25 days prior to the issuance of the Note or 60% of the lowest market price over the 25 days prior to conversion. Total debt outstanding at December 31, 2019 pursuant to the convertible note payable resulted in potential conversion of debt into 1,995,917 common shares of common stock. The Note contains certain representations, warranties, covenants and events of default, and increases in the conversion discount and amount of the principal and interest rates under the Note in the event of such defaults.

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

For the twelve months ended December 31, 2019, the Company has recognized interest expense of $ 200,000 related to the amortization of the OID, interest expense of $ 95,712.33 on the Note and $ 3,333,332.98 related to the amortization of the beneficial conversion feature discount as it related to this Note.

Under the provisions of ASC 815-40, convertible instruments issued by the Company qualify for derivative treatment due to the variable conversion formula. The embedded conversion features of the Note is bifurcated and recorded as a liability which is revalued at fair value each reporting date. If the fair value of the embedded conversion feature exceeds the face value of the related debt, net of other discounts, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The Company calculated the estimated fair values of the liabilities for embedded conversion feature at June 11, 2019 and December 31, 2019 with the Black-Scholes option pricing model using the closing price of the Company’s common stock at each respective date and the ranges for volatility, expected term and risk-free interest indicated above. As a result, the Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the three months and twelve months respectively ended December 31, 2019 the profit of $ 3,397,260.27 and the profit of $5,087,228.67 which are included in other incomes and other expenses.

Additionally, in connection with the Note, the Company also issued 111,731 shares of common stock of the Company to the holder as a commitment fee for this note. The commitment shares fair value was calculated as $120,669.48 being the fair value of common stock on the date of issuance (Note 9) and recorded as restricted stock receivable in the accompanying consolidated financial statements at December 31, 2019.

This note is paid on May 29, 2020 in the amount of $350,000 to Labrys Fund, the Plaintiff pursuant to a Settlement Agreement and Release between the Plaintiff and the Company and approved by the District Court of Massachusetts.

10. AMOUNT OWING TO DIRECTORS

The amount owing to directors is unsecured, interest-free with no fixed repayment term.

11. LOAN AND BORROWINGS

The term loan of the Group is secured by certain fixed assets of the Group with interest bearing.

	As at December 31,
	2019		2018
Secured: -	$		$
Term loan		1,475,183		-
		1,475,183		-

Analyzed as:	$		$
Current portion		1,269,147		-
Non-current portion		206,036		-
		1,475,183		-

12. HIRE PURCHASE

The Company purchased motor vehicles under hire purchase agreements with monthly principal and interest payable. The obligation under the hire purchase are as follows:

	As at December 31,
	2019		2018
Present value of hire purchase liabilities:	$		$
Not later than one year		21,469		-
Later than one year but not later than two years		96,025		-
		117,494		-

Analyzed as:	$		$
Current portion		21,469		-
Non-current portion		96,025		-
		117,494		-

13. RIGHT-OF-USE ASSET AND OPERATING LEASE LIABILITIES

The Company officially adopted ASC 842 for the period on and after January 1, 2019 as permitted by ASU 2016-02. ASC 842 originally required all entities to use a “modified retrospective” transition approach that is intended to maximize comparability and be less complex than a full retrospective approach. On July 30, 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 of which permits entities may elect not to recast the comparative periods presented when transitioning to ASC 842. As permitted by ASU 2018-11, the Company elect not to recast comparative periods, thusly.

As of Jan 1, 2019, the Company recognized approximately US$9,013,956, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of January 1, 2019, with discounted rate of 6.75%, base lending rate, as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$16,026,145
Less: imputed interest	(7,012,189)
Initial recognition as of January 1, 2019	$9,013,956

As of December 31, 2019, operating lease right of use asset as follow:

Initial recognition as of January 1, 2019	$9,013,956
Accumulated amortization	(375,226)
Balance as of December 31, 2019	$8,638,730

As of December 31, 2019, operating lease liability as follow:

Initial recognition as of January 1, 2019	$9,013,956
Less: gross repayment	(541,110)
Add: Imputed interest	429,639
Balance as of December 31, 2019	$8,902,485
Less: lease liability current portion	(327,754)
Lease liability non-current portion	8,574,731

For the year ended December 31, 2019, the amortization of the operating lease right of use asset are $375,226. As the Company adopt ASC 842 on January 1, 2019, the Company did not incur nor accrued any amortization of operating lease right for the year ended December 31, 2018.

Maturities of operating lease obligation as follow:

Year ending
December 31, 2020	$255,682
December 31, 2021	273,441
December 31, 2022	311,101
December 31, 2023	331,380
December 31, 2024	340,698
December 31, 2025 and onwards	7,390,183
Total	$8,902,485

Other information:

Lease expenses were $796,581 for the year ended December 31, 2019, respectively. As the Company adopt ASC 842 on and after January 1, 2019, the Company did not incur nor accrued any lease expenses for the year ended December 31, 2018.

	Nine months ended December 31,
	2019	2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$111,471	$-
Right-of-use assets obtained in exchange for operating lease liabilities	8,638,730	-
Remaining lease term for operating lease (years)	20	-
Weighted average discount rate for operating lease	6.75%	-

14. INCOME TAX

Provision for income taxes consisted of the following:

	As of December 31,
	2019	2018

Current:
Local	$-	$-
Foreign	130,536	-

Deferred tax
Local	$-	$-
Foreign	(3,878)	-
	126,658	-

Effective tax rates of the foreign jurisdiction which the foreign subsidiaries operate are as follows:

Tax rate %
United states	21%
Australia	27.5%-30%
Malaysia	24%
Philippine	30%

15. FOREIGN CURRENCY EXCHANGE RATE

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

16. SIGNIFICANT EVENTS

Significant events occurred during the period are as follows:

-	On 31 August 2019, Entrepreneur Culture Incorporated Sdn Bhd was resold to the former owner and Egnitus Inc. was dissolved by the Company.
-	On October 1, 2019 Anvia (Australia) Pty Ltd reversed the acquisition of VocTrain Pty Ltd due to the fact that it was not paid on time. The shares issued to the former shareholders of the VocTrain Pty Ltd are cancelled.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2019 up through the date June 10, 2020 was the Company presented these audited consolidated financial statements. The subsequent events are as follows:

-	During the period, the Company paid on May 29, 2020, $350,000 to Labrys Fund, the Plaintiff pursuant to a Settlement Agreement and Release between the Plaintiff and the Company and approved by the District Court of Massachusetts.
-	On June 4, 2020, shares issued to LABRYS as commitment fees are cancelled subsequent to the loan is repaid. The number of shares that are cancelled were 111,731 units.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, to allow timely consideration regarding required disclosures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of December 31, 2018 and they were therefore not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The weaknesses in our controls and procedure were lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2019. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Name	Age	Position
Ali Kasa James Kennett	43 63	President, Chief Executive Officer, Director Chief Operating Officer
Dhurata Toli	44	Financial Controller, Secretary

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

Mr. James Kennett

James Kennett has over forty years of entrepreneurial experience in founding and successfully developing businesses in the telecommunications and security industries. He is regarded as a pioneer in the Low Earth Orbit space and Internet of Things (IoT) industries. He has over twenty-five years of international market development and regulatory experience and was Federal Vice President of the Australian Small Business Association. He has served on the Boards of the Queensland University of Technology Business Advisory Committee, and their Centre for Satellite Navigation. He also served on the Board of the Griffith University Centre for Microwave Studies and has founded and Chaired community service programs for youth leadership training.

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

The following table summarizes all compensation recorded by us in 2019, 2018 and 2017 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to one additional individual for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at December 31, 2019.

Summary Compensation Table

The following table presents information concerning the compensation awarded to, earned by, or paid to the named executive officers for services rendered for the three years ended December 31, 2019.

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Ali Kasa	2019	0	0	0	0	0	0	0	0
President, CEO, Director	2018	0	0	0	0	0	0	0	0
Ali Kasa	2017	0	0	0	0	0	0	0	0

James Kennett, C)O, Director	2019	0	0	0	0	0	0	92,796	92,796

Dhurata Toli	2019	0	0	0	0	0	0	30,000	30,000
	2018							30,000	30,000
Financial Controller, Secretary	2017	0	0	0	0	0	0	15,025	15,025

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

Name and Position	Shares Owned	Percent of Class (1)	Voting Percentage (4)
Ali Kasa, (2) President, Chief Executive Officer, Director	15,891,214	37.085%	51%

James Kennett, COO, Director	100,000	0.2%

Dhurata Toli, Financial Controller, Secretary	200,000	0.4%	0.4%

Yasser Elsayed Aly Ahmed Elezaby (3) > 5% Shareholder	3,406,458	7.95%	7.95%

Bridgestone Investments Private Limited	4,000,000	9.335%	9.335%
> 5% Shareholder

CEDE & CO	3,284,294	7.665%	7.665%
> 5% Shareholder

All Officers and directors as a Group (3 persons)	16,191,21	37.085%	51%

* Less than 1%

(1)	Based on 42,850,405 shares of Common Stock outstanding.

(2)	Consists of 5,000,000 shares issued on change of control.

(3)	The address of Yasser Elsayed Aly Ahmed Elezaby is 162 Century Dr, Syracuse NY 13209.

(4)	Based on aggregate voting shares, including Common Stock shares and Series A Preferred Stock shares that are presently issued and outstanding.

The following table sets forth information as of the date of this report regarding the beneficial ownership of the Company’s Series A Preferred Stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the class of stock after giving effect to any exercise of warrants or options held by that person.

Name and Position	Shares Owned	Percent of Class (1)	Voting Percentage (4)
Ali Kasa, (2) President, Chief Executive Officer, Director	600	60%	43.29

James Kennett, COO, Director	-	-	-

Dhurata Toli (2)	-	-	-
Financial Controller

Waleed Badurik*, (3)	400	40%	33.09

All Officers and directors as a Group (3 persons)	600	60%	43.29

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

(2)	The address of the officers and director of the Company is located at 100 Challenger Road, Suite 830, Ridgefield Park, NJ 07660

(3)	The address of Mr. Badurik is 366 Nursery Road, Holland Park, 4121 Queensland, Australia.

(4)	Based on aggregate voting shares, including Common Stock shares and Series A Preferred Stock shares, presently issued and outstanding.

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

Based solely on a review of the copies of such reports furnished to us, we believe that our officers and directors and our principal stockholder who are required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to the last fiscal year.

Item 14. Principal Accountant Fees and Services.

During 2019 and 2018, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2019, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2018.

	Year ended December 31,
	2019	2018
Audit Fees	$191,270	$61,414.62

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

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

** Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2-nd day of July 2020.

ANVIA HOLDINGS CORP.

By:	/s/ Ali Kasa
Ali Kasa, President
(Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and, on the dates, stated.

/s/ Ali Kasa	Dated: July 2, 2020
Ali Kasa
President (Principal Executive Officer), Chief Executive Officer, and Director

/s/ James Kennett	Dated July 2, 2020
James Kennett
Chief Operating Officer and Director

/s/ Dhurata Toli	Dated: July 2, 2020
Dhurata Toli
Financial Controller (Principal Accounting Officer)

EXHIBIT INDEX

3.1*	Certificate of Incorporation (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.2*	By-laws (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.3*	Sample stock certificate (filed as exhibit to the Form 10-12G filed on August 9, 2016)

3.4*	Certificate of Amendment filed with the Secretary of State of Delaware on January 12, 2017 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

3.5*	Amended Bylaws (filed as exhibit to the Form S-1/A filed on June 22, 2017)

3.6*	Series A Preferred Stock Certificate of Designation (filed as exhibit to the Form 8-K filed on March 17, 2017)

10.1*	Term Sheet by and between the Company and All Crescent Sdn Bhd. (filed as exhibit to the Form S-1 filed on May 2, 2017)

10.2*	Agreement by and between Ali Kasa and Tiber Creek Corporation dated May 12, 2016 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.3*	Service Agreement by and between the Company and Eurojet Australia Pty Ltd dated May 23, 2017 (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.4*	Agreement by and between the Company and Egnitus Holding Pty Ltd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.5*	Appointment Letter issued by Stanley Footwear Consortium Sdn Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.6*	Appointment Letter issued by YKGI Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.7*	Appointment Letter issued by Asteel Sdn Bhd (filed as exhibit to the Form S-1/A filed on June 22, 2017)

10.8*	On November 1, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on October 23, 2018, the Company completed its acquisition of Entrepreneur Culture Inc Sdn. Bhd., a Malaysia corporation (“ECI”).

10.9*	On November 30, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on November 29, 2018, the Company completed its acquisition of Xamerg Pty Ltd, an Australia corporation (“Eagle”) through its subsidiary Anvia (Australia) Pty Ltd.

10.10*	On December 12, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on November 30, 2018, the Company completed its acquisition of Jamiesons Accounting Pty Ltd., an Australia corporation (“Jamiesons”) through its subsidiary Anvia (Australia) Pty Ltd.

10.11*	On December 14, 2018, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on December 10, 2018, the Company completed its acquisition of Doubleline Capital Sdn. Bhd, a Malaysia corporation (“Doubleline”).

10.12*	On December 28, 2018, Anvia Holdings Corporation (the “Company”) completed its acquisition of Blue Pacific English Academy Inc., a Philippine corporation (“Blue Pacific”). The company did not file an form 8-K for this company as it is not material.

10.13*	On January 3, 2019, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on December 31, 2018, the Company completed its acquisition of Workstar Technologies Pty Ltd., a Malaysia corporation (“All Crescent”) through its subsidiary Anvia (Australia) Pty Ltd.

10.14*	On January 4, 2019, Anvia Holdings Corporation (the “Company”) filed a Current Report on Form 8-K (the “Original Form 8-K”) reporting, among other things, that on December 28, 2018, the Company completed its acquisition of All Crescent Sdn. Bhd., a Malaysia corporation (“All Crescent”) through its subsidiary Doubleline Capital Sdn. Bhd

10.15*	On April 4, 2019, in the best interests of the Company, the Board of appointed the directors of the Company.

10.16*	On May 14, 2019, the Company, through its wholly-owned subsidiary, Anvia (Australia) Pty Ltd., executed a definitive Share Sale Agreement (the “Agreement”) to acquire all of the issued and outstanding shares of Host Group of Companies Pty Ltd (Host Networks), an Australian data centre and hosting service based in Brisbane, Australia Under the Agreement the Company will acquire 100% of Host Networks from its four shareholders in exchange for $552,000 in cash and 665,066 shares of the Company’s common stock valued, for purposes of the Agreement, at $3.75 per share.

10.17*	On June 12, 2019, pursuant to a Share Sale Agreement (“Agreement”) dated June 7, 2019, Anvia Holdings, Inc. (the “Company”), through its wholly-owned subsidiary, Anvia (Australia) Pty Ltd., acquire 95% of the issued and outstanding shares of Myplanner Pro

10.18*	On June 26, 2019, the Company, through its wholly-owned subsidiary, Anvia (Australia) Pty Ltd., executed a definitive Share Sale Agreement (the “Agreement”) to acquire 51% of the issued and outstanding shares of Accounting Business Solutions (“ABS”), an Australian Corporation. Under the Agreement the Company acquired a 51% ownership valued at $106,641 in exchange for 39,063 shares of the Company’s common stock valued, for purposes of the Agreement, at $2.73 per share. Accounting Business Solutions Pty Ltd is an Australian company incorporated under the Australian Securities & Investment Commission. It is based in the City of Gold Coast, Queensland and provides booking, accounting and tax services for small to medium companies across Australia.

10.19*	On June 25, 2019, pursuant to a Share Sale Agreement (“Agreement”) dated June 25, 2019, Anvia Holdings, Inc. (the “Company”), through its wholly-owned subsidiary, Anvia (Australia) Pty Ltd., acquired 60% of the issued and outstanding shares of Acquire Ins

10.20*	On March 18, 2020, Mr. Reyad Fezzani resigned as a director of the Company. On March 20, 2020, Messrs. Pól Ó Móráin and Aleem Sheikh and Dr. James G. Shanahan also resigned as directors of the Company. The resignations of Messrs. Fezzani, Ó Móráin, Sheikh and Dr, Shanahan are not a result of any disagreements with the Company, and the Company thanks all of the directors for their contributions to the Company.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Registration Statement on Form S-1/A as filed with the SEC on September 11, 2017 and Forms 8-K during year 2018 and 2019.

** Filed herewith

